Form 10QSB
period 1998-03-31
FACTUAL DATA CORP
filed 1998-06-24
CIK 1056673

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934



Commission  File  Number:  0-24205

                              FACTUAL DATA CORP.
                              -----------------
       (Exact name of small business issuer as specified in its charter)


     Colorado                              84-1449911
     --------                              ----------
(State  or  other  jurisdiction
of incorporation or organization)     (I.R.S. Employer  Identification  No.)


     5200  Hahns  Peak  Drive,  Loveland  Colorado                 80538
     ---------------------------------------------                 -----
     (Address  of  principal  executive  offices)               (Zip  Code)


                              (970)  663-5700
                              ---------------
               (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.          [      ]  Yes                      [  X]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 19, 1998.

          Common  Stock                                              3,180,000
          -------------                                              ---------
          Class                                               Number of Shares


Transitional  Small  Business  Disclosure  Format:        [   ] Yes     [X] No

                              FACTUAL DATA CORP.
                              ------------------

                                     INDEX
                                     -----




PART  I.     FINANCIAL  INFORMATION                           PAGE  NO.
             ----------------------                          ---------


Item  1.     Financial  Statements

             Consolidated Balance Sheets - March 31,
              1998 (Unaudited) and December  31, 1997           3

             Unaudited  Consolidated  Statements  of
              Income  --  For the Three Months
              Ended March 31, 1998 and March 31,
              1997                                              4

            Unaudited Consolidated Statements of Cash
             Flows -- For the Three Months Ended
             March  31,  1998  and  March  31,  1997            5

            Notes  to  Unaudited  Consolidated  Financial
             Statements                                         6

Item  2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7-10


PART  II.          OTHER  INFORMATION
                   ------------------


Item  1.    Legal  Proceedings                                 11

Item  2.    Changes  in  Securities  and  Use  of  Proceeds    11

Item  6.    Exhibits  and  Reports  on  Form  8-K              11

SIGNATURES                                                     12

Index  to  Exhibits                                            13

                              FACTUAL DATA CORP.

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                       March 31, 1998          December 31,
                                         (Unaudited)              1997
                                       --------------          -----------
Current  assets
     Cash                              $    556,550             $  396,752
     Accounts  receivable,  net           1,185,634                633,017
     Note  receivable                       120,423                117,160
     Prepaid  expenses                       23,036                  7,438
     Deferred  tax  asset                    64,577                 64,577
                                          ---------             ----------
          Total  current  assets          1,950,220              1,218,944
                                          ---------             ----------
Property  and  equipment,  net            1,269,977                995,907
Other  assets                               795,674                649,234
                                          ---------             ----------
                                       $  4,015,871             $2,864,085
                                        ===========             ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current  liabilities
     Notes  payable                    $     23,721             $  16,140
     Current  portion  of
      long-term  debt                       282,396               282,396
     Accounts  payable                    1,119,621               590,467
     Accrued  payroll  and  expenses         66,619               152,513
     Income  taxes  payable                 275,277                61,154
                                          ---------             ---------
          Total  current  liabilities     1,767,634             1,102,670
                                          ---------             ---------
Long-term  debt                             924,924               927,988
Deferred  income  taxes                     211,965               186,354
Commitments  and  contingency
Shareholders'  equity
 Common  stock,  10,000,000  shares
  authorized;  1,800,000  issued  and
  outstanding                                 2,500                2,500
 Retained  earnings                       1,108,848              644,573
                                         ----------             --------
       Total shareholders' equity         1,111,348              647,073
                                         ----------             --------
                                         $4,015,871           $2,864,085
                                         ==========           ==========





   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              FACTUAL DATA CORP.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                              For the Three Months Ended
                                                      March 31
                                                     ---------
                                                1998              1997
                                              --------           --------
Revenue
     System  affiliates                    $ 1,015,875           $  430,188
     Information  services                     568,196              152,475
     Proceeds  from  the  sale  of
      Company  operated  territories               -                709,679
     Training,  license and other                1,005                   -
                                             ---------            ---------
          Total  revenue                     1,585,076            1,292,342
                                           -----------           ----------

Operating  Expenses
     Costs  of  services  provided             446,713              302,233
     Costs  of Company operated
      territories sold                              -               506,415
     Selling,  general  and administrative     392,686              313,672
                                           -----------           ----------
          Total  operating  expenses           839,399            1,122,320
                                              --------            ----------

Income  from  operations                       745,677              170,022
Other  income  (expense)
     Other  income                              10,236                9,953
     Interest  expense                         (18,969)             (22,064)
                                             ---------            ---------
          Total  other  expense                 (8,733)             (12,111)
                                              --------             ---------
Income  before  income  taxes                  736,944              157,911
Income  tax  expense                           272,669               51,850
                                             ---------             --------

Net  income  and  comprehensive income      $  464,275           $  106,061

Basic  and  diluted  earnings  per  share   $      .26           $      .06
                                            ==========           ==========

Weighted  average  shares  outstanding       1,800,000            1,800,000
                                            ==========           ==========



   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              FACTUAL DATA CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended
                                                            March 31
                                                            --------
                                                       1998          1997
                                                     -------        ------
Cash  flows  from  operating  activities
     Net  income                                  $    464,275   $  106,061
                                                   -----------   ----------
     Adjustments  to  reconcile  net
      income to net cash provided by operating
      activities
      Depreciation  and  amortization                  108,822      105,808
      Deferred  income  taxes                           25,611       41,004
      Basis  of  non-current  assets  of
       territories  sold                                    -       391,330
      Changes  in  operating  assets  and  liabilities
       Accounts  receivable                           (552,617)      39,830
       Prepaid  expenses                               (15,598)         881
       Other  assets                                    10,301          425
       Accounts  payable                               472,369     (191,232)
       Accrued  payroll, payroll taxes and expenses    (62,173)     (50,403)
       Accrued  taxes  and  other                      214,123       (8,304)
                                                      --------     --------
                                                       200,838      329,339
                                                      --------     --------
          Net  cash  provided  by  operating
           activities                                  665,113      435,400
                                                     ---------     --------
Cash  flow  from  investing  activities
   Purchase  of  property  and  equipment             (292,056)    (162,197)
     Payments  received  on  note  receivable               -        35,000
     Increase  in  note  receivable                     (3,263)          -
                                                     ---------    ----------
          Net  cash used in investing activities      (295,319)    (127,197)
                                                     ---------    ----------

Cash  flows  from  financing  activities
     Line-of-credit,  net                                   -       (66,000)
     Principal  payments  on  long-term  debt         (100,050)     (42,459)
     Collection  from  common  stock  subscription          -           500
     Deferred  offering  costs  incurred  net
      of  accounts  payable                           (109,946)     (13,966)
                                                     ---------    ----------
          Net cash used in financing activities       (209,996)    (121,925)
                                                     ---------    ----------

Net  increase  in  cash                                159,798      186,278
Cash,  at  beginning  of  period                       396,752       48,994
                                                     ---------    ---------
Cash,  at  end  of  period                           $ 556,550    $ 235,272
                                                     =========    =========


Supplemental  disclosure  of  cash  flow  information:

  Interest paid on borrowings for the three months ended March 31, 1998 and 1997 was $18,969 and $22,064, respectively.


Supplemental  disclosure  of non-cash investing and financing activities:

  During 1998, the Company financed fixed asset purchases totaling $80,846 with notes payable.
  During 1998, the Company incurred $56,785 in offering costs that were included in accounts payable.


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1:          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form SB-2 dated May 13, 1998, which includes audited financial statements for the years ended December 31, 1997 and 1996. The results of operations for the three months ended March 31, 1998, may not be indicative of the results of operations for the year ended December 31, 1998.


NOTE  2:          RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

     Also,  in  June  1997,  the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier periods to be restated.


NOTE  3:          SUBSEQUENT  EVENTS

     The Company closed its initial public offering ("IPO") on May 18, 1998. The Company issued 1,380,000 units consisting of 1,380,000 shares of Common Stock and 1,380,000 Redeemable Common Stock Purchase Warrants. Each unit consisted of one share of Common Stock with an assigned value of $5.50 and one Warrant with an assigned value of $0.10. The Company raised $7,728,000 of gross proceeds from the IPO. The Common Stock and Warrants trade on The Nasdaq SmallCap Market under the trading symbols FDCC and FDCCW.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: interest rate fluctuations, effects of national and regional economic and market conditions, seasonable housing market fluctuations, labor and marketing costs, operating costs such as telephone and repository's costs, intensity of competition, legal claims and the contingencies associated with year 2000 compliance.

Overview
--------

     The Company provides a broad range of credit, employment and other information services to mortgage lenders, consumer lenders, employers, landlords, and other businesses. The Company specializes in preparing mortgage credit reports that are customized to meet each lender's individual needs.

     The Company provides its services through two different methods. The first involves services sold directly by the Company to third party customers such as mortgage lenders, financial institutions, private enterprises, and individuals (referred to as "information services"). Secondly, the Company sells its services through franchisees and licensees ("System Affiliates"). The Company currently has 29 franchisees and 35 licensees. The System Affiliates provide information services to customers using the Company's technology and pay royalty, license and other fees to the Company.

Results  of  Operations
-----------------------

     The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:

                                                   For the Three Months Ended
                                                            March 31
                                                            --------
                                                       1998          1997
                                                       ----          ----

Revenue
     System  affiliates                                64.1%          33.3%
     Information  services                             35.8           11.8
     Proceeds  from  the  sale  of  Company
      operated  territories                               -           54.9
     Training,  license  and  other                     0.1             -
                                                    -------         ------
          Total  revenue                              100.0%         100.0%
                                                     ------         ------
Operating  expenses
     Costs  of  services  provided                     28.2           23.4
     Costs  of  Company  operated  territories sold      -            39.2
     Selling,  general  and  administrative            24.8           24.3
                                                      -----         ------
          Total  operating  expenses                   53.0%          86.9%
                                                      -----           -----
Income  from  operations                               47.0           13.1
     Other  income                                      0.7            0.8
     Interest  expense                                 (1.2)          (1.7)
                                                      -----           ----
Income  before  income  taxes                          46.5%          12.2%
                                                      -----           ----
Income  tax  expense                                  (17.2)%         (4.0)%
                                                      -----           ----
Net  income  and comprehensive income                  29.3%           8.2%
                                                      =====           ====

Comparison  of  three  months  ended  March  31,  1998  and  March  31,  1997

     Continued low mortgage interest rates, increasing demand for the Company's core mortgage credit report services, additional aggressive marketing efforts and positive response to the Company's emerging employee screening business contributed to the financial performance for the first quarter 1998. Furthermore, the Company's information services revenue increased due to the contribution of Mirocon, Inc., a franchise acquired in December of 1997, pursuant to the Company's consolidation strategy.

     Management also believes that the improved 1998 first quarter results are partly due to the enhanced capabilities of its technology center, ongoing software development and the increasing demand for the fully automated, thirty to sixty second reporting service.

     Revenue from System Affiliates, which consists of royalties, license fees and ancillary service fees from the Company's franchisees and licensees, increased 136%, from $430,188 in the first quarter 1997 to $1,015,875 in the first quarter 1998. This increase generally reflects the high rate of current activity in the mortgage industry. New ancillary services recently introduced by the Company contributed $248,032 to revenue in first quarter 1998, as compared with $0 in first quarter 1997.

     Company information services revenue increased 273% from $152,475 in first quarter 1997 to $568,196 in first quarter 1998. Included in this increase is $334,000 from Mirocon, Inc., a franchise acquired in December 1997. Same location sales growth in the information services business, excluding Mirocon, increased 54% between first quarter 1997 and first quarter 1998.

     Training, license and other revenue was immaterial in both the 1998 and 1997 periods.

     Proceeds from the sale of Company operated territories decreased by $709,679, or 100%, from 1997 to 1998. Revenue generated in first quarter 1997 represented the Texas Territories sale. This $709,679 represented 55% of total revenue for 1997. The decrease of $506,415 in cost of Company operated territories is in direct relation to Company operated territories formerly operated by the Company. These costs were associated with the Texas Territory sale in January 1997. No territory sales occurred in the three months ended March 31, 1998. The Company does not intend to sell Company operated territories in the foreseeable future.

     Costs of services provided increased $144,480 when compared with the same period of the prior year. This increase directly relates to the costs of information services revenue associated with the Mirocon, Inc. acquisition in December of 1997. Included in the costs of services are direct costs such as salaries, employment taxes, telephone, rent and repository costs. Although costs of services increased during the first quarter, 1998, management is highly encouraged by the profit margins shown by the Mirocon, Inc. acquisition as compared to the similar period in 1997. As indicated in the table above, cost of services as a percentage of total revenue increased by 4.8% in comparison to the 24.0% increase in information services revenue for the first quarter 1998.

     Selling, general and administrative expenses increased 25% from $313,672 in first quarter 1997 to $392,686 in first quarter 1998, or by $79,014. This increase was primarily due to the on-going maintenance and support of the Company's technology center. Technology center expenses increased over the same period in the prior year by $49,900. Depreciation and amortization expense excluding amortization of software cost, accounted for the remaining $29,000 increase.

     Interest expense decreased by $3,095 due to a reduction in long-term debt. Interest expense should continue to decrease as management intends to retire a portion of its long-term debt using certain proceeds from the Company's May 1998, public offering.

     The Company's income taxes increased $220,819, from $51,850 for the first quarter 1997 to $272,669 for the first quarter 1998. The Company's effective tax rate increased from 33% to 37% for the first quarter 1998.

     As a result of the above-mentioned factors, net income and comprehensive income increased $358,214, or 337%, from $106,061 in first quarter 1997 to $464,275 for first quarter 1998. Basic and diluted earnings rose to $0.26 per share for the quarter from the prior years quarter of $0.06 per share, a 338 % increase.

     The Company's mortgage credit reporting business is subject to fluctuation due to seasonal effects, which influence the public's home buying tendencies. Various seasonal events such as holidays and school calendars impact the mortgage industry overall, particularly as it relates to new and existing home sales. Seasonality is expected to continue to influence the Company's results of operations.


Liquidity  and  Capital  Resources
----------------------------------

     The Company continues to meet its capital requirements through cash flows provided by operations, which includes a $100,000 line of credit, which had no outstanding balance at March 31, 1998. The total cash and cash equivalents increased $159,798 in the three months ended March 31, 1998. The increase for the current period was primarily due to cash generated by operating activities, offset in part by capital expenditures and repayment of debt. The Company also had an increase in its accounts receivable of $552,617. The Company's cash balances at March 31, 1998 were $556,550.

     For the first quarter 1998 net cash provided by operating activities was $665,113. Net cash used in investing activities was $295,319, and net cash used in financing activities was $209,996. Capital expenditures accounted for $292,656, which included $116,693 for the capitalized software costs. Cash used for the repayment of long-term debt amounted to $100,050 and deferred offering costs paid were $109,946.

     In connection with the acquisition of Mirocon, Inc. in December of 1997 the Company is required to make a payment for the lesser of $160,000 or the outstanding balance of the note upon completion of the IPO. Upon the closing of the IPO, the $160,000 payment was made to Mirocon, Inc.

     Management believes that its anticipated cash requirements for the immediate future will be met from internally generated funds and the proceeds from the IPO. The Company's current consolidation plan calls for use of proceeds from the IPO of $3.0 million for acquisitions. This funding will not complete the consolidation plan and, therefore, the Company will be required to obtain additional public, private or debt financing or combination of the foregoing to complete the plan.


Year  2000  Compliance
----------------------

     The Company has completed its Year 2000 (Y2K) assessment for software and hardware compliance. This assessment concluded with a schedule for Y2K equipment and software updates as necessary, and testing for Y2K compliance. The Company Y2K Project has been broken down into two distinct categories: one category for hardware and one for software.

Hardware  Project

     The Company's primary systems are Intel-based PCs running either Windows 95 or Windows NT 4.0. Additionally, the Company uses and maintains switches and routers from 3 Com and Cisco Systems. All potential hardware problems are expected to be identified by second quarter 1998. Potential problems include, but are not limited to: PC BIOS incompatibility, router and switch incompatibility, and PC operating system incompatibility. The Company believes that it will complete all necessary PC BIOS upgrades and operating system patches by fourth quarter 1998. Additionally, all necessary systems will be replaced to be Y2K compliant by fourth quarter 1998.

     In the first quarter 1999, the Company will begin implementing Windows 98 and Windows NT 5.0 for all of its major systems. The Company believes that these operating systems are fully Y2K compliant without the need for operating system patches.

Software  Project

     The Company currently maintains a combination of DOS, 16-bit Windows, and 32-bit Windows software that was developed in-house for use by the Company and its customers. The Company's 32-bit Windows software is believed to be fully Y2K compliant today. Additionally, the Company's DOS and 16-bit Windows software currently uses either 4-digit years, or wherever necessary is using a 2-digit windowing technology as follows:

             Years ranging from 00 - 49 interpreted as century 20
             Years ranging from 50 - 99 interpreted as century 19

     All new software developed by the Company is 32-bit Windows software and is Y2K compliant to the standards set forth by Microsoft Corporation's published guidelines.

     By fourth quarter 1998, the Company will implement a test bed for Y2K compliance. This test bed will be used to fully test all of the Company's software. Testing of software and systems will begin immediately by setting all of the dates at and past the year 2000.

     By fourth quarter 1998, the Company believes that it will have completed all software updates necessary to upgrade its information source vendors to their proprietary Y2K versions. This project is material, but unnecessary for Y2K compliance as the Company already interprets the 2-digit year representations of these vendors using windowing technology.

     Beginning first quarter 1999, the Company expects to begin testing for Y2K compliance with key vendors and customers in an industry-wide effort sponsored by Federal Home Loan Mortgage Corp.



PART  II  -  OTHER  INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

     On April 27, 1998, the Company received a letter from Venture Funding, Ltd. ("VFL") alleging, among other things, the existence of a compensation arrangement between VFL, through its authorized representative, and the Company. VFL has alleged the existence of a valid, enforceable agreement between the Company and VFL for unspecified services rendered by VFL. Prior to April 2, 1997, the Company and its representatives had engaged in certain correspondence with persons believed to be associated with VFL, and with VFL itself, concerning a possible finder's fee arrangement between the Company and VFL. In a private placement memorandum issued by the Company in August 1997, which was reviewed by representatives of VFL, no disclosure of any finder's arrangement was provided, consistent with the Company's understanding that no such arrangement had been made or entered into.

     Prior to April 27, 1998, the Company had received no demand for compensation from VFL. Based solely upon a review of the correspondence by and between VFL and its representative, on the one hand, and the Company on the other, and certificates of Company officers, the Company's counsel believes the claim is without foundation or merit. The Company intends to vigorously contest any action brought, or claim asserted, by VFL, and intends to assert any and all counterclaims as may be appropriate in any action initiated by VFL.


ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     As discussed in Note 3 to the Financial Information contained in Part I to this Form 10-QSB, the Company completed the IPO of 1,380,000 units on May 18, 1998. Pursuant to Rule 463 of the Securities Act of 1933, the Company will report its use of proceeds from the offering in its Form 10-QSB for the quarterly period ending June 30, 1998, and in subsequent filings.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.          Exhibits

Included as exhibits are the items listed on the exhibit index included in this filing.

b.          Reports  on  Form  8-K

The Company was not subject to the periodic reporting requirements of the Securities Exchange Act of 1934 during the quarter ended March 31, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    June  22,  1998

                              FACTUAL  DATA  CORP.
                              (Registrant)



                              /s/  Jerald  H.  Donnan
                              -----------------------
                              Jerald  H.  Donnan
                              President  and  Chief  Executive  Officer
                              (Principal  Executive  Officer)



                              /s/  Todd  A.  Neiberger
                              ------------------------
                              Todd  A.  Neiberger
                              Chief  Financial  Officer
                              (Principal  Financial  and  Accounting  Officer)

INDEX  TO  EXHIBITS


     27.          Financial  data  schedule