Form 10QSB
period 1998-06-30
FACTUAL DATA CORP
filed 1998-08-13
CIK 1056673

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.          [      ]  Yes                      [  X]  No*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998.

          Common  Stock                             3,180,000
          -------------                             ---------
          Class                                  Number of Shares


Transitional  Small  Business  Disclosure  Format:        [   ] Yes     [X] No



*          The  issuer  became subject to filing requirements on May 13, 1998.

                              FACTUAL DATA CORP.
                              ------------------

                                     INDEX
                                     -----




PART  I.    FINANCIAL  INFORMATION                              PAGE  NO.
            ----------------------                              ---------


Item  1.    Financial  Statements

            Consolidated  Balance  Sheets  -  June  30,
             1998  (Unaudited) and December  31,  1997              3

            Unaudited  Consolidated  Statements  of
             Income  --  For the Three Months
             Ended  June  30,  1998  and  June  30,  1997
             and For the Six Months Ended
             June  30,  1998  and  June  30,  1997                  4

            Unaudited  Consolidated  Statements  of
             Cash Flows -- For the Six Months
             Ended  June  30,  1998  and  June  30,  1997           5

Notes  to  Unaudited  Consolidated  Financial  Statements           6

Item  2.   Management's Discussion and Analysis of Financial
            Condition and  Results  of  Operations               7-12


PART  II.          OTHER  INFORMATION
                   ------------------


Item  1.          Legal  Proceedings                               13

Item  2.          Changes  in  Securities  and  Use  of  Proceeds  13

Item  6.          Exhibits  and  Reports  on  Form  8-K            13

SIGNATURES                                                         14

Index  to  Exhibits                                                15

                              FACTUAL DATA CORP.

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                          June 30, 1998          December 31,
                                           (Unaudited)               1997
                                           -----------           ------------
Current  assets
 Cash  and cash equivalents               $  3,360,149          $  396,752
 Short  term  investments                    3,510,847                 -
 Accounts  receivable,  net                  1,282,065             633,017
 Note  receivable                              128,616             117,160
 Prepaid  expenses                              92,454               7,438
 Deferred  tax  asset                           64,577              64,577
                                           -----------          ----------
          Total  current  assets             8,438,708           1,218,944

Property  and  equipment,  net               1,519,481             995,907
Other  assets                                  517,481            649, 234

                                       $    10,475,670        $  2,864,085
                                       ===============        ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current  liabilities
 Notes  payable                        $        21,600        $    16,140
 Current  portion  of  long-term  debt         231,466            282,396
 Accounts  payable                           1,293,813            590,467
 Accrued  payroll  and  expenses                94,953            152,513
 Income  taxes  payable                        412,093             61,154
                                       ---------------        -----------
          Total  current  liabilities        2,053,925          1,102,670

Long-term  debt                                396,236            927,988
Deferred  income  taxes                        243,215            186,354

Commitments  and  contingency

Shareholders'  equity
 Common  stock,  10,000,000  shares
  authorized;  3,180,000  at  6/30;
  1,800,000 at 12/31 issued and
  outstanding                                6,387,279              2,500
Retained  earnings                           1,395,015            644,573
                                        --------------         -----------
    Total  shareholders'  equity             7,782,294            647,073
                                        --------------         -----------

                                       $    10,475,670     $    2,864,085
                                       ===============     ==============



   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              FACTUAL DATA CORP.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                        For the Three Months Ended  For the Six Months Ended
                                   June 30,                 June 30,
                        --------------------------  ------------------------
                            1998          1997          1998          1997
                        -----------    -----------  -----------   ----------
Revenue
 System  affiliates     $  911,058     $  466,977   $1,926,933    $  897,166
 Information services      475,858        138,846    1,044,054       291,321
 Proceeds  from  the
  sale  of  Company
  operated  territories        -           50,000         -          759,679
 Training, license
  and  other                   -              -          1,005           -
                        ----------     ----------   ----------    ----------
     Total  revenue      1,386,916        655,823    2,971,992     1,948,166
                        ----------     ----------   ----------    ----------

Operating  Expenses
 Costs of services
  provided                 499,771        324,092      984,227       626,325
 Costs of Company
  operated territories
  sold                         -              -           -          506,415
 Selling,  general and
  administrative           456,048        216,398      810,991       530,070
                       -----------     ----------    ---------     ---------
     Total operating
      expenses             955,819        540,490    1,795,218     1,662,810
                       -----------     ----------    ---------     ---------

Income from
 operations                431,097        115,333    1,176,774       285,356

Other  income  (expense)
 Other  income              48,240         27,404       58,476        37,357
 Interest  expense         (25,104)       (21,406)     (44,073)      943,471)
                      ------------     ----------    ---------      --------
   Total  other
    income (expense)        23,136          5,998       14,403        (6,114)
                      ------------     ----------    ---------      --------

Income  before
 income taxes              454,233        121,331    1,191,177       279,242
Income  tax  expense       168,066         43,092      440,735        94,942
                      ------------     ----------    ---------      --------

Net  income  and
 comprehensive income  $  286,167       $  78,239  $   750,442    $  184,300
                      ===========      ==========  ===========    ==========

Basic earnings
 per share             $      .12       $     .04  $       .35    $      .10
                      ===========      ==========  ===========    ==========

Weighted  average
 shares  outstanding    2,460,000       1,800,000    2,130,000     1,800,000
                      ===========      ==========  ===========    ==========

Diluted  earnings
  per  share          $       .09     $       .04  $       .30    $      .10
                      ===========     ===========  ===========    ==========

Weighted  average
  shares  outstanding  3,127,500        1,800,000    2,463,750     1,800,000
                      ==========      ===========  ===========    ==========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              FACTUAL DATA CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1998          1997
                                                    ---------    ------------
Cash  flows  from  operating  activities
     Net  income                                  $    750,442    $  184,300
                                                  ------------    ----------
     Adjustments  to  reconcile  net  income
      to net cash provided by operating activities
       Depreciation  and  amortization                 236,810       194,605
       Deferred  income  taxes                          56,861        84,096
       Basis  of  non-current  assets  of
        territories  sold                                  -         391,330
        Changes  in  operating  assets
         and  liabilities
         Accounts  receivable                         (649,048)       71,771
         Prepaid  expenses                             (85,016)       (7,116)
         Other  assets                                  17,710         2,094
         Accounts  payable                             703,346      (121,733)
         Accrued  payroll, payroll taxes
          and expenses                                 (35,961)      (64,199)
         Accrued  taxes  and  other                    350,939        (8,304)
                                                  ------------    ----------
                                                       595,641       542,544
            Net  cash  provided  by  operating
             activities                              1,346,083       726,844
                                                  ------------    ----------
Cash  flow  from  investing  activities
 Purchase  of  property  and  equipment               (547,998)     (302,264)
 Increase  in  note  receivable                        (11,456)      (72,336)
 Investment  in  short-term  securities             (3,510,847)           -
                                                  ------------    ----------
           Net  cash  used  in  investing
            activities                              (4,070,301)     (374,600)
                                                  ------------    ----------
Cash  flows  from  financing  activities
 Line-of-credit,  net                                      -         (66,000)
 Principal  payments  on  long-term  debt             (791,426)      (81,996)
 Collection  from  common  stock  subscription             -             500
 Deferred  offering  costs  incurred  net
   of accounts payable                                     -         (85,468)
 Issuance  of  common  stock-IPO,  net               6,479,041           -
          Net  cash  provided  by  (used  in)
           financing  activities                     5,687,615      (232,964)
                                                  ------------   -----------

Net  increase  in  cash  and  cash  equivalents      2,963,397       119,280

Cash and cash equivalents, at beginning of period      396,752        48,994

Cash  and  cash equivalents, at end of period     $  3,360,149  $    168,274
                                                  ============  ============

     Supplemental  disclosure  of  cash  flow  information:

Interest paid on borrowings for the six months ended June 30, 1998 and 1997 was $44,073 and $43,471, respectively.


     Supplemental  disclosure  of non-cash investing and financing activities:

     During 1998, the Company financed fixed asset purchases totaling $192,604 with notes payable.
     During 1998, the Company recorded $94,262 of previous deferred offering costs as a reduction to common stock.







   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                      -8-

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1:          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form SB-2 effective May 13, 1998, which includes audited financial statements for the years ended December 31, 1997 and 1996. The results of operations for the six months ended June 30, 1998, may not be indicative of the results of operations for the year ended December 31, 1998.

The Company's short-term investments consist principally of marketable debt securities which management has classified as available for sale. The Company invested in short-term government, government guaranteed and investment grade securities. Unrealized gains and losses are reported as a separate component of stockholders' equity. As of June 30, 1998 there were no unrealized gains and losses on the Company's investments in marketable debt securities as fair market value approximated amortized cost.

The Companies diluted earnings per share takes into account warrants issued on the Companies IPO and over allotment.



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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: interest rate fluctuations, effects of national and regional economic and market conditions, seasonal housing market fluctuations, labor and marketing costs, operating costs such as telephone and repositories costs, intensity of competition, legal claims and the contingencies associated with year 2000 compliance.


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

     In addition to completing an IPO during the second quarter 1998, the Company relocated its corporate headquarters to a new facility in Loveland, Colorado. In this same time, the Company moved Mirocon, Inc. a franchise acquired in December 1997, into the new corporate headquarters.

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


Results  of  Operations
-----------------------

     The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:


                 For the Three Months Ended June 30,  For the Six Months Ended
                               June 30,                         June 30,
                 -----------------------------------  ------------------------
                         1998          1997               1998          1997
                 ----------------- -----------------  ------------  -----------
Revenue
 System affiliates     65.7%            71.2%            64.8%        46.1%
 Information services  34.3             21.2             35.1         15.0
 Proceeds from the
  sale of Company
  operated territories  -                7.6              -           38.9
 Training, license
   and other            -                 -               0.1           -
                     -----             -----            -----        ----
    Total  revenue   100.0%            100.0%           100.0%       100.0%
                     -----             -----            -----        -----

Operating  expenses
 Costs of services
   provided           36.0              49.4             33.1         32.1
 Costs of Company
  operated
  territories sold      -                -                 -          26.0
 Selling,  general
  and administrative 32.9               33.0             27.3         27.2
     Total operating
      expenses       68.9%              82.4%            60.4%        85.3%
                     ----               ----             ----         ----

Income from
 operations          31.1               17.6             39.6         14.7
Other  income         3.5                4.2              2.0          1.9
Interest  expense    (1.8)              (3.3)            (1.5)        (2.2)
                    -----               ----             ----         ----
Income  before
 income taxes        32.8%              18.5%            40.1%        14.4%
                    -----               -----            -----        -----

Income tax expense  (12.1)%              6.5%           (14.8)%       (4.9)%
                    -----               -----            -----        -----

Net income and
 comprehensive
 income              20.7%              12.0%            25.3%         9.5%
                    =====               ====             ====         =====

Comparison  of  three  months  ended  June  30,  1998  and  June  30,  1997

     Competitive mortgage interest rates, increasing demand for the Company's core mortgage credit report services, additional aggressive marketing efforts and positive response to the Company's emerging employee screening business contributed to the financial performance for the second quarter 1998. Furthermore, the Company's information services revenue increased due to the contribution of Mirocon, Inc., a franchise acquired in December of 1997, pursuant to the Company's consolidation strategy.

     Management believes that the improved 1998 second quarter results, compared to second quarter 1997, are partly due to the enhanced capabilities of its technology center, ongoing software development and the increasing demand for the fully automated, thirty to sixty second reporting service.

     Revenue from System Affiliates, which consists of royalties, license fees and ancillary service fees from the Company's franchisees and licensees, increased 95%, from $466,977 in the second quarter 1997 to $911,058 in the second quarter 1998. This increase generally reflects the current economy and growth in the mortgage industry. Ancillary services contributed $174,389 to revenue in second quarter 1998, as compared with $0 in second quarter 1997.

     Company  information  services  revenue  increased  243% from $138,846 in second quarter 1997 to $475,858 in second quarter 1998. Included in this increase is $291,661 from Mirocon, Inc., a franchise acquired in December 1997. Same location sales growth excluding Mirocon, increased 33% between second quarter 1997 and second quarter 1998.

     Proceeds from the sale of Company operated territories decreased by $50,000, or 100%, from second quarter 1997 to second quarter 1998. Revenue generated in second quarter 1997 represented the sale of three remote company owned territories. No territory sales occurred in the second quarter 1998. The Company does not intend to sell Company operated territories in the foreseeable future.

     Costs of services provided increased $175,679 when compared with the same period of the prior year. This increase directly relates to the costs of information services revenue associated with the Mirocon, Inc. acquisition in December of 1997. Included in the costs of services are direct costs such as salaries, employment taxes, telephone, rent and repository costs. Although costs of services increased during the second quarter, 1998, management is highly encouraged by the profit margins shown by the Mirocon, Inc. acquisition as compared to the similar period in 1997. As indicated in the table above, cost of services as a percentage of total revenue decreased by 13.4% in comparison to the 13.1% increase in information services revenue for the second quarter 1998.

     Selling, general and administrative expenses increased 111% from $216,398 in second quarter 1997 to $456,048 in second quarter 1998. This increase was due to the additional development and integration of the Company's technology center at its new location. Technology center expenses increased over the same period in the prior year by $58,957. Additional factors that contributed to this increase were rent, depreciation and amortization, relocation of the corporate office and the integration of Mirocon into the corporate headquarters.

     Other income increased by $20,836 for the three months ended June 30, 1998, this increase was due to the interest income earned on short-term investments from the IPO proceeds.

     Interest expense increased by $3,698 due to the acquisition of Mirocon and fixed asset purchases totaling $192,604 with notes payable, which was partially offset by the reduction of long-term debt of $585,000.

     The Company's income taxes increased $124,974, from $43,092 for the second quarter 1997 to $168,066 for the second quarter 1998. The Company's effective tax rate increased from 35% to 37% for the second quarter of 1998.

     As a result of the above-mentioned factors, net income and comprehensive income increased $207,928, or 266%, from $78,239 in the second quarter 1997 to $286,167 for the second quarter 1998. Basic earnings rose to $0.12 per share for the quarter from the prior years quarter of $0.04 per share, a 200 % increase. This basic earnings per share comparison takes into account a 37% increase in weighted average number of shares outstanding, from 1,800,000 in the second quarter 1997 to 2,460,000 in the second quarter 1998. Diluted earnings rose to $0.09 per share for the quarter from the prior years quarter of $0.04 per share, a 125% increase. This diluted earnings per share comparison takes into account a 74% increase in weighted average number of shares outstanding, from 1,800,000 in the second quarter 1997 to 3,127,500 in the second quarter 1998.


Comparison  of  six  months  ended  June  30,  1998  and  June  30,  1997

     Revenue from System Affiliates, which consists of royalties, license fees and ancillary fees from the Company's franchisees and licensees, increased 115%, from $897,166 for the six months ended June 30, 1997 to $1,926,933 for the six months ended June 30, 1998. This increase is attributed to increased market share in the mortgage and employment screening industries and the continued growth of several system affiliates. New ancillary services, introduced by the Company in October of 1997, contributed $422,421 for the six months ended June 30, 1998, as compared with $0 for the six months ended June 30, 1997.

     Company information services revenue increased 258% from $291,321 for the six months ended June 30, 1997 to $1,044,054 for the six months ended June 30, 1998. Mirocon, Inc., a franchise acquired in December 1997, contributed to 83% of the $752,733 increase. The remaining 17% increase in information services is a result of same location sales growth and national account development.

     For the six months ended June 30, 1998 and the six months ended June 30, 1997, training, license and other revenue was immaterial.

     Proceeds from the sale of Company operated territories decreased by $759,679, or 100%, for the six months ended June 30, 1997. Revenue generated for the six months ended June 30, 1997 represented the territory sales of Texas, Virginia, and the Colorado Western slope. This $759,679 represented 38.9% of total revenue for the six months ended June 30, 1997. The decrease of $506,415 in cost of Company operated territories sold is in direct relation to the sale of the Texas territory formerly operated by the Company. No territory sales occurred in the six months ended June 30, 1998. The Company does not intend to sell Company operated territories in the foreseeable future.

     Costs of services provided increased $357,902 for the six months ended June 30, 1998, when compared with the same six months of the prior year. This change directly relates to the increase in information services revenue associated with the Mirocon, Inc. acquisition in December of 1997. Included in the costs of services are direct costs such as salaries, employment taxes, telephone, rent and repositories costs. Although costs of services increased during the six months ended June 30, 1998, profit margins continue to grow due the acquisition of Mirocon, Inc. As indicated in the previous table, cost of services as a percentage of total revenue increased by 1% in comparison to the 20.1% increase in information services revenue for the six months ended June 30, 1998.

     Selling, general and administrative expenses increased 53% from $530,070 for the six months ended June 30, 1997 to $810,991 for the six months ended June 30, 1998, or by $280,921. The expenses for maintenance and development of the Company's technology center increased over the same period in the prior year by $108,857. Depreciation and amortization expense, rent and the acquisition of Mirocon, Inc. accounted for the remaining increase.

        Other income increased to $58,476 for the six months ended June 30, 1998, or 57% as compared to $37,357 for the six months ended June 30, 1997. This increase was due to the interest income earned on short term investments from the IPO proceeds.

     For the six months ended June 30, 1998 and the six months ended June 30, 1997, the change in interest expense was immaterial.

     The Company's income taxes increased $345,793, from $94,942 for the six months ended June 30, 1997 to $440,735 for the six months ended June 30, 1998. The Company's effective tax rate increased from 35% to 37% for the six months ended June 30, 1998.

     As a result of the above-mentioned factors, net income and comprehensive income increased $566,142 from $184,300 for the six months ended June 30, 1997 to $750,442 for the six months ended June 30, 1998. Basic earnings rose to $0.35 per share for the six months ended June 30, 1998 from $0.10 per share for the six months ended June 30, 1997. The basic earnings per share comparison takes into account a 18% increase in weighted average number of shares outstanding, from 1,800,000 for the six months ended June 30, 1997 to 2,130,000 for the six months ended June 30, 1998. Diluted earnings rose to $0.30 per share for the for the six months ended June 30, 1998 from the six months ended June 30, 1997 of $0.10 per share, a 200% increase. The diluted earnings per share comparison takes into account a 37 % increase in weighted average number of shares outstanding, from 1,800,000 for the six months ended June 30, 1997 to 2,463,750 for the six months ended June 30, 1998.


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


Liquidity  and  Capital  Resources
----------------------------------

     The Company continues to meet its capital requirements through cash flows provided by operations, funds provided from its May 1998, IPO, and a $100,000 line of credit, which had no outstanding balance at June 30, 1998. The total cash and cash equivalents increased $2,963,397 in the six months ended June 30, 1998. The increase for the current period was primarily due to cash generated by operating activities and the closing of the IPO, offset in part by capital expenditures, investment in short-term securities and repayment of debt. The Company also had an increase in its accounts receivable of $649,048. The Company's cash balances at June 30, 1998 was $3,360,149; its short-term investments were $3,510,847.

     For the six months ended June 30, 1998 net cash provided by operating activities was $1,346,083. Net cash used in investing activities was $4,070,301, and net cash provided by financing activities was $5,687,615. Capital expenditures accounted for $547,998, which included $250,012 for the capitalized software costs. Investment in short-term securities accounted for $3,510,847. Cash used for the repayment of long-term debt amounted to $791,426 and the issuance of common stock from the IPO amounted to $6,479,041.

     In connection with the acquisition of Mirocon, Inc. in December of 1997 the Company made a payment of $160,000 on the note upon completion of the IPO. Upon the closing of the IPO the Company made a payment of $425,000 on long term debt.

     Management believes that its anticipated cash requirements for the immediate future will be met from internally generated funds and the proceeds from the IPO. The Company's current consolidation plan calls for use of proceeds from the IPO of $3.0 million for acquisitions. This funding will not complete the consolidation plan and, therefore, the Company will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan.


Year  2000  Compliance
----------------------

     The Company has completed its Year 2000 (Y2K) assessment for software and hardware compliance. This assessment concluded with a schedule for Y2K equipment and software updates as necessary, and testing for Y2K compliance. The Company Y2K Project has been broken down into two distinct categories: one category for hardware and one for software.

Hardware  Project

     The Company's primary systems are Intel-based PCs running either Windows 95 or Windows NT 4.0. Additionally, the Company uses and maintains switches and routers from 3 Com and Cisco Systems. All hardware problems have been identified by second quarter 1998. These problems include, but are not limited to: PC BIOS incompatibility, router and switch incompatibility, and PC operating system incompatibility. The Company is on track to complete all necessary PC BIOS upgrades and operating system patches by fourth quarter 1998. Additionally, all necessary systems will be replaced to be Y2K compliant by fourth quarter 1998.

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

     All new software developed by the Company is 32-bit Windows software and is Y2K compliant to the standards set forth by Microsoft Corporation's published guidelines. All of the Company's customers will be required to upgrade to 32-bit Window's software by December 31, 1999.

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


                                        -15-

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


ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     As discussed in Note 3 to the Financial Information contained in Part I to this Form 10-QSB, the Company completed the IPO of 1,380,000 units on May 18, 1998. During the quarter ended June 30, 1998, the Company used proceeds from the offering for repayment of indebtedness. The repayments were made in the amount of $425,000 to retire a note payable and $160,000 on the required payment incurred in the Microcon, Inc. acquisition.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.          Exhibits  -  The  following  exhibits  are  filed  herewith:

                           No.          Description
                           ---          -----------
27                    Financial  Data  Schedule


b.          Reports  on  Form  8-K

No  reports  on  Form  8-K  were filed during the quarter ended June 30, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:          August  12,  1998

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