Form 10QSB
period 1998-09-30
FACTUAL DATA CORP
filed 1998-11-13
CIK 1056673

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



Commission File Number: 0-24205

                                FACTUAL DATA CORP.
         (Exact name of small business issuer as specified in its charter)


                Colorado                                  84-1449911
(State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                       Identification No.)


      5200 Hahns Peak Drive, Loveland Colorado                   80538
        (Address of principal executive offices)               (Zip Code)


                                    (970) 663-5700
                 (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1998.

          Common Stock                                  3,232,499
            Class                                    Number of Shares


Transitional Small Business Disclosure Format:  [   ] Yes   [X] No

                                FACTUAL DATA CORP.

                                       INDEX




PART I.     Financial Information                                       Page No.


Item 1.     Financial Statements

             Consolidated Balance Sheets - September 30,
              1998 (Unaudited) and December 31, 1997 .....................3


             Unaudited Consolidated Statements of Income --
              For the Three Months Ended September 30, 1998
              and September 30, 1997 and For the Nine
              Months Ended September 30, 1998 and September 30,
              1997 .......................................................4

             Unaudited Consolidated Statements of Cash Flows --
              For the Nine Months Ended September 30, 1998
              and September 30, 1997 .....................................5

             Notes to Unaudited Consolidated Financial Statements ........6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................7-12



PART II.    Other Information


Item 2.      Changes in Securities and Use of Proceeds .................13

Item 6.      Exhibits and Reports on Form 8-K ..........................13

SIGNATURES .............................................................14

Index to Exhibits ......................................................15

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              September 30,     December 31,
                                                                  1998             1997
                                                             ------------      ------------
                                                               (Unaudited)
Current assets
    Cash and cash equivalents ............................     $ 3,807,294     $   396,752
    Short term investments ...............................       2,044,254            --
    Accounts receivable, net .............................       2,508,518         633,017
    Note receivable ......................................            --           117,160
    Prepaid expenses .....................................         121,195           7,438
    Deferred tax asset ...................................          64,577          64,577
                                                               -----------     -----------
      Total current assets ...............................       8,545,838       1,218,944

Property and equipment, net ..............................       1,796,285         995,907
Intangible assets ........................................       4,328,328         499,228
Other assets .............................................          78,952         150,006
                                                               -----------     -----------

                                                               $14,749,403     $ 2,864,085
                                                               ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Notes payable ........................................     $    19,070     $    16,140
    Current portion of long-term debt ....................       1,008,417         282,396
    Accounts payable .....................................       2,243,744         590,467
    Accrued payroll and  expenses ........................         225,037         152,513
    Income taxes payable .................................         695,270          61,154
                                                               -----------     -----------
      Total current liabilities ..........................       4,191,546       1,102,670

Long-term debt ...........................................       2,002,258         927,988
Deferred income taxes ....................................         244,879         186,354

Commitments and contingency

Shareholders' equity
 Common stock, 10,000,000 shares authorized; 3,200,230
  at September 30; 1,800,000 at December 31 issued
  and outstanding ........................................       6,430,705           2,500
 Retained earnings .......................................       1,880,015         644,573
                                                               -----------     -----------
      Total shareholders' equity .........................       8,310,720         647,073
                                                               -----------     -----------
                                                               $14,749,403     $ 2,864,085
                                                               ===========     ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                FACTUAL DATA CORP.

                    UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                            For the Three Months Ended       For the Nine Months Ended
                                                   September 30,                    September 30,
                                           ----------------------------      ----------------------------
                                               1998             1997            1998              1997
                                           -----------      -----------      -----------      -----------
Revenue
 System affiliates ...................     $   899,779      $   536,940      $ 2,826,712      $ 1,434,106
 Information services ................       1,756,516          116,263        2,800,570          407,584
 Proceeds from the sale of Company
  operated territories ...............            --             15,000             --            774,679
 Training, license and other .........            --            154,503            1,005          154,503
                                           -----------      -----------      -----------      -----------
    Total revenue ....................       2,656,295          822,706        5,628,287        2,770,872
                                           -----------      -----------      -----------      -----------

Operating Expenses
 Costs of services provided ..........       1,463,144          397,549        2,371,885        1,023,874
 Costs of Company operated territories
  sold ...............................            --               --               --            506,415
 Selling, general and administrative .         515,131          172,086        1,401,608          702,156
                                           -----------      -----------      -----------      -----------
    Total operating expenses .........       1,978,275          569,635        3,773,493        2,232,445
                                           -----------      -----------      -----------      -----------

Income from operations ...............         678,020          253,071        1,854,794          538,427

Other income (expense)
 Other income ........................         106,992           12,830          165,468           50,187
 Interest expense ....................         (15,172)         (20,225)         (59,245)         (63,696)
                                           -----------      -----------      -----------      -----------
   Total other income (expense) ......          91,820           (7,395)         106,223          (13,509)
                                           -----------      -----------      -----------      -----------
Income before income taxes ...........         769,840          245,676        1,961,017          524,918
Income tax expense ...................         284,841           83,597          725,576          178,539
                                           -----------      -----------      -----------      -----------

Net income and comprehensive income ..     $   484,999      $   162,079      $ 1,235,441      $   346,379
                                           ===========      ===========      ===========      ===========

Basic earnings per share .............     $       .15      $       .09      $       .50      $       .19
                                           ===========      ===========      ===========      ===========

Weighted average shares outstanding ..       3,193,487        1,800,000        2,484,496        1,800,000
                                           ===========      ===========      ===========      ===========

Diluted earnings per share ...........     $       .11      $       .09      $       .39      $       .19
                                           ===========      ===========      ===========      ===========

Weighted average shares outstanding ..       4,588,487        1,800,000        3,171,996        1,800,000
                                           ===========      ===========      ===========      ===========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                   ----------------------------
                                                                       1998             1997
                                                                   -----------      -----------
Cash flows from operating activities
 Net income ..................................................     $ 1,235,441      $   346,379
                                                                   -----------      -----------
    Adjustments to reconcile net income to net
     cash provided by operating activities
     Depreciation and amortization ...........................         433,284          283,942
     Deferred income taxes ...................................          58,525          136,685
     Basis of non-current assets of territories sold .........            --            391,330
     Changes in operating assets and liabilities
      Accounts receivable ....................................      (1,875,500)         (36,581)
      Prepaid expenses .......................................        (113,757)          (9,490)
      Other assets ...........................................           8,817          (11,872)
      Accounts payable .......................................       1,653,277          (77,644)
      Accrued payroll, payroll taxes and expenses ............          91,602          (68,719)
      Accrued taxes and other ................................         634,116           22,849
                                                                   -----------      -----------
                                                                       890,364          630,500
                                                                   -----------      -----------
           Net cash provided by operating activities .........       2,125,805          976,879
                                                                   -----------      -----------
Cash flow from investing activities
 Investment in business acquisitions .........................      (1,413,496)            --
 Purchase of property and equipment ..........................        (734,881)        (432,952)
 Change in note receivable ...................................          33,544          (75,682)
 Investment in short-term securities .........................      (2,044,254)            --
                                                                   -----------      -----------
           Net cash used in investing activities .............      (4,159,087)        (508,634)
                                                                   -----------      -----------
Cash flows from financing activities
 Line-of-credit, net .........................................            --            (66,000)
 Principal payments on long-term debt ........................        (881,476)        (118,808)
 Collection from common stock subscription ...................            --                500
 Deferred offering costs incurred net of
  accounts payable ...........................................            --           (105,344)
 Deferred acquisition costs ..................................         (38,635)            --
    Issuance of common stock-IPO, net ........................       6,363,935             --
                                                                   -----------      -----------
           Net cash provided by (used in) financing activities       5,443,824         (289,652)
                                                                   -----------      -----------

Net increase in cash and cash equivalents ....................       3,410,542          178,593
Cash and cash equivalents, at beginning of period ............         396,752           48,994
                                                                   -----------      -----------
Cash and cash equivalents, at end of period ..................     $ 3,807,294      $   227,587
                                                                   ===========      ===========


   Supplemental disclosure of cash flow information:
     Interest paid on borrowings for the nine months ended September 30, 1998 and 1997 was $59,245 and $63,696, respectively.


   Supplemental disclosure of non-cash investing and financing activities:
     During 1998, the Company financed fixed asset purchases  totaling  $192,604 with notes payable.
     During 1998, the Company recorded  $110,730 of previous  deferred  offering costs as a reduction to common stock.
     During 1998, the Company consummated five acquisitions. (see table below)



       Non-Cash Consideration            Purchase Price Allocation
   --------------------------------  -----------------------------------

Notes payable ....     $2,549,481     Property and equipment     $  229,000
Common stock
 issued ..........        175,000     Other assets                   14,505
Note receivable ..         68,239     Intangibles                 3,962,711
                        ---------                                ----------

     Subtotal ....      2,792,720     Total                      $4,206,216
                                                                 ==========
Cash payment .....      1,258,524
Acquisition costs         154,972
                       ----------
     Subtotal
      cash portion      1,413,496
                       ----------

Total
 consideration ...     $4,206,216
                       ==========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1: Summary of Significant Accounting Policies

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form SB-2 effective May 13, 1998, which includes audited financial statements for the years ended December 31, 1997 and 1996. The results of operations for the nine months ended September 30, 1998, may not be indicative of the results of operations for the year ended December 31, 1998.

The Company's short-term investments consist principally of marketable debt securities which management has classified as available for sale. The Company invested in short-term government, government guaranteed and investment grade securities. Unrealized gains and losses are reported as a separate component of stockholders' equity. As of September 30, 1998 there were no unrealized gains or losses on the Company's investments in marketable debt securities as fair market value approximated amortized cost.

The Company's diluted earnings per share takes into account warrants issued in the Company's IPO and related over allotment exercised by the underwriters.


Note 2: Recently Issued Accounting Pronouncements

In September 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

Also, in September 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.

Note 3: Business Acquisitions

The Company consummated five acquisitions in the third quarter 1998. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of acquisition's forward. The acquisitions have been filed with the Securities and Exchange Commission on Forms 8-K and the related pro forma financial statements on Form 8-K/A.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: interest rate fluctuations, effects of national and regional economic and market conditions, seasonal housing market fluctuations, labor and marketing costs, operating costs such as telephone and repositories costs, intensity of competition, success of the Company's consolidation plan, legal claims and the contingencies associated with year 2000 compliance.


Overview

The Company provides a broad range of credit, employment and other information services to mortgage lenders, consumer lenders, employers, landlords, and other businesses. The Company specializes in preparing mortgage credit reports that are customized to meet each lender's individual needs.

The Company provides its services through two different methods. The first involves services sold directly by the Company to third party customers such as mortgage lenders, financial institutions, private enterprises, and individuals (referred to as "information services"). Secondly, the Company sells its services through franchisees and licensees ("System Affiliates"). The Company markets its services nationally through 45 combined locations, including Company operated offices, franchisees and licensees. The System Affiliates provide information services to customers using the Company's technology and pay royalty, license and other fees to the Company.

In the third quarter 1998 the Company acquired two Factual Data franchises, two licensees and one competitor with combined trailing 12 month revenues of $9.5 million. In addition to acquisitions the Company launched its third service, Tenant Qualifier, addressing the demand for tenant screening. The Company became the first to provide software for mortgage services via Freddie Mac's Goldworks(R) web site and released the first multi- vendor integrated software for credit and flood determinations.

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

Results of Operations

The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:



                                                For the Three            For the Nine
                                                Months Ended             Months Ended
                                                September 30,            September 30,
                                              ------------------      ------------------
                                               1998        1997        1998        1997
                                              ------      ------      ------     -------
Revenue
    System affiliates .................        33.9%       65.3%       50.2%       51.7%
    Information services ..............        66.1        14.1        49.8        14.7
    Proceeds from the sale of Company
     operated territories .............         0.0         1.8         0.0        28.0
    Training, license and other .......         0.0        18.8         0.0         5.6
                                              -----       -----       -----       -----
      Total revenue ...................       100.0%      100.0%      100.0%      100.0%
                                              -----       -----       -----       -----
Operating expenses
    Costs of services provided ........        55.1        48.3        42.1        37.0
    Costs of Company operated
     territories sold .................         0.0         0.0         0.0        18.3
    Selling, general and administrative        19.4        20.9        24.9        25.3
                                              -----       -----       -----       -----
      Total operating expenses ........        74.5%       69.2%       67.0%       80.6%
                                              -----       -----       -----       -----
Income from operations ................        25.5        30.8        33.0        19.4
    Other income ......................         4.0         1.6         2.9         1.8
    Interest expense ..................        (0.5)       (2.5)       (1.0)       (2.3)
                                              -----       -----       -----       -----
Income before income taxes ............        29.0%       29.9%       34.9%       18.9%
                                              -----       -----       -----       -----
Income tax expense ....................        10.7%       10.2%       12.9%        6.4%
                                              -----       -----       -----       -----

Net income and comprehensive income ...        18.3%       19.7%       22.0%       12.5%
                                              =====       =====       =====       =====


Comparison of three months ended September 30, 1998 and September 30, 1997

Continued momentum in the real estate market, partial contributions from year to date acquisitions, the introduction of Tenant Qualifier services and the increased demand for EMPFacts, the Company's emerging service line addressing the demand for employee screening, contributed to the financial performance for the third quarter 1998.

In comparing the improved 1998 third quarter results to third quarter 1997, management attributes the growth in part to enhancements to the Company's core mortgage services, the introduction of new services, acquiring offices in active markets and continued increased demand for the fully automated, thirty to ninety second reporting services.

Revenue from System Affiliates, which consists of royalties, license fees and ancillary service fees from the Company's franchisees and licensees, increased 68%, from $536,940 in the third quarter 1997 to $899,779 in the third quarter 1998. This increase generally reflects the current economy and growth in the mortgage industry. Ancillary services contributed $172,372 to revenue in third quarter 1998, as compared with $18,503 in third quarter 1997.

Company information services revenue increased 1414% from $116,263 in third quarter 1997 to $1,756,516 in third quarter 1998. Included in this increase is a three month contribution from Mirocon, Inc. a franchise acquired in December, 1997, two month contributions from Heritage Credit Reporting, Inc., American Credit Connection and FDC Northwest, acquired in August 1998, and one month contributions from FDC Minnesota and Residential Reporting, Inc. acquired in September 1998.

Proceeds from the sale of Company operated territories decreased by $15,000, or 100%, from third quarter 1997 to third quarter 1998. Revenue generated in third quarter 1997 represented a transfer fee for the sale of one franchise office to another franchise office. No territory sales occurred in the third quarter 1998. The Company does not intend to sell Company operated territories in the foreseeable future.

Training license and other revenue decreased 100% or $154,503 from third quarter 1997. The decrease is attributed to a one-time fee, to System Affiliates, for technical development costs for a interface with an automated underwriting system.

Costs of services provided increased $1,065,595 when compared with the same period of the prior year. This increase directly relates to the costs of information services revenue associated with the Mirocon, Inc. acquisition in December of 1997, and the five acquisitions made in the third quarter of 1998. Included in the costs of services are direct costs such as salaries, employment taxes, telephone, rent and repository costs. Although costs of services increased during the third quarter, 1998, management is highly encouraged by the profit margins shown by these acquisitions. The improved profit margins are a result of increased economy's of scale in the technology center and insignificant increases to fixed costs. As indicated in the table above, cost of services as a percentage of total revenue increased by 6.8% in comparison to the 52.0% increase in information services revenue as a percentage of total revenue for the third quarter 1998.

Selling, general and administrative expenses increased 199% from $172,086 in third quarter 1997 to $515,131 in third quarter 1998. This increase was due to the integration of the five acquisitions made in the third quarter of 1998. These costs include rent, travel, depreciation, amortization and additional office expenses.

Other income increased by $94,162 for the three months ended September 30, 1998, this increase was due to the interest income earned on short-term investments from the IPO proceeds.

Interest expense decreased by $5,053 due to the reduction of long-term debt of $425,000 to retire a note payable to a financial institution.

The Company's income taxes increased $201,244, from $83,597 for the third quarter 1997 to $284,841 for the third quarter 1998.

As a result of the above-mentioned factors, net income and comprehensive income increased $322,920, 199%, from $162,079 in the third quarter 1997 to $484,999 for the third quarter 1998. Basic earnings rose to $0.15 per share for the quarter from the prior years quarter of $0.09 per share, a 67 % increase. This basic earnings per share comparison takes into account a 77% increase in weighted average number of shares outstanding, from 1,800,000 in the third quarter 1997 to 3,193,487 in the third quarter 1998. Diluted earnings rose to $0.11 per share for the quarter from the prior years quarter of $0.09 per share, a 22% increase. This diluted earnings per share comparison takes into account a 155% increase in weighted average number of shares outstanding, from 1,800,000 in the third quarter 1997 to 4,588,487 equivalent shares (giving effect to warrants) in the third quarter 1998.


Comparison of nine months ended September 30, 1998 and September 30, 1997

Revenue from System Affiliates, which consists of royalties, license fees and ancillary fees from the Company's franchisees and licensees, increased 97%, from $1,434,106 for the nine months ended September 30, 1997 to $2,826,712 for the nine months ended September 30, 1998. This increase is attributed to increased market share in the mortgage and employment screening industries and the continued growth of several system affiliates. New ancillary services, introduced by the Company in October of 1997, contributed $594,793 for the nine months ended September 30, 1998, as compared with $18,503 for the nine months ended September 30, 1997.

Company information services revenue increased 587% from $407,584 for the nine months ended September 30, 1997 to $2,800,570 for the nine months ended September 30, 1998. The acquisitions of Mirocon, Inc. in December 1997, Heritage Credit Reporting, Inc., American Credit Connection and FDC Northwest, in August 1998, FDC Minnesota and Residential Reporting, Inc. in September 1998 contributed largely to the $2,392,986 increase. The remaining increase in information services is a result of same location sales growth and increased demand for the Company's emerging services.

Training, license and other revenue decreased $153,498, or 153% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The majority of this decrease was a one-time charge to System Affiliates for a marketing software interface.

Proceeds from the sale of Company operated territories decreased by $774,679, or 100%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Revenue generated for the nine months ended September 30, 1997 represented the territory sales of Texas, Virginia, and the Colorado Western slope. This $774,679 represented 28% of total revenue for the nine months ended September 30, 1997. The decrease of $506,415 in cost of Company operated territories sold is in direct relation to the sale of the Texas territory formerly operated by the Company. No territory sales occurred in the nine months ended September 30, 1998. The Company does not intend to sell Company operated territories in the foreseeable future.

Costs of services provided increased $1,348,011 for the nine months ended September 30, 1998, when compared with the same nine months of the prior year. This change directly relates to the increase in information services revenue associated with Mirocon, Inc. and the five acquisitions in the third quarter of 1998. Included in the costs of services are direct costs such as salaries, employment taxes, telephone, rent and repositories costs. Although costs of services increased during the nine months ended September 30, 1998, profit margins continue to grow due to the acquisitions. As indicated in the previous table, cost of services as a percentage of total revenue increased by 5.1% in comparison to the 35.1% increase in information services revenue as a percentage of total revenue for the nine months ended September 30, 1998.

Selling, general and administrative expenses increased 100% from $702,156 for the nine months ended September 30, 1997 to $1,401,608 for the nine months ended September 30, 1998, or by $699,452. This increase was due to the integration of Mirocon Inc, and the five acquisitions made in the third quarter of 1998. These costs include rent, travel, depreciation, amortization and additional office expenses.

Other income increased to $165,468 for the nine months ended September 30, 1998, or 230% as compared to $50,187 for the nine months ended September 30, 1997. This increase was due to the interest income earned on short term investments from the IPO proceeds.

The Company's income taxes increased $547,037, from $178,539 for the nine months ended September 30, 1997 to $725,576 for the nine months ended September 30, 1998.

As a result of the above-mentioned factors, net income and comprehensive income increased $889,062 from $346,379 for the nine months ended September 30, 1997 to $1,235,441 for the nine months ended September 30, 1998. Basic earnings rose to $0.50 per share for the nine months ended September 30, 1998 from $0.19 per share for the nine months ended September 30, 1997. The basic earnings per share comparison takes into account a 38% increase in weighted average number of shares outstanding, from 1,800,000 for the nine months ended September 30, 1997 to 2,484,496 for the nine months ended September 30, 1998. Diluted earnings rose to $0.39 per share for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 of $0.19 per share, a 105% increase. The diluted earnings per share comparison takes into account a 76% increase in weighted average number of shares outstanding, from 1,800,000 for the nine months ended September 30, 1997 to 3,171,996 for the nine months ended September 30, 1998 primarily due to warrants.

The Company's mortgage credit reporting business is subject to fluctuation due to seasonal effects, which influence the public's home buying tendencies. Various seasonal events such as holidays and school calendars impact the mortgage industry overall, particularly as it relates to new and existing home sales. Seasonality is expected to continue to influence the Company's results of operations.

Liquidity and Capital Resources

The Company continues to meet its capital requirements through cash flows provided by operations, funds provided from its May 1998, IPO, and a $500,000 line of credit, which had no outstanding balance at September 30, 1998. The total cash and cash equivalents increased $3,410,542 in the nine months ended September 30, 1998. The increase for the current period was primarily due to cash generated by operating activities and the closing of the IPO, offset in part by capital expenditures, investment in short-term securities, repayment of debt and the investments in business acquisitions. The Company also had an increase in its accounts receivable of $1,875,500. The Company's cash and cash equivalents balance at September 30, 1998 was $3,807,294; its short-term investments were $2,044,254.

For the nine months ended September 30, 1998 net cash provided by operating activities was $2,125,805. Net cash used in investing activities was $4,159,087, and net cash provided by financing activities was $5,443,824. Capital expenditures accounted for $734,881, which included $361,900 for the capitalized software costs. Investment in short-term securities accounted for $2,044,254. Cash used for the repayment of long-term debt amounted to $881,476, cash used for acquisitions amounted to $1,413,496 and the issuance of common stock from the IPO amounted to $6,363,935.

In connection with the acquisition of Mirocon, Inc. in December of 1997 the Company made a payment of $160,000 on the note upon completion of the IPO. Upon the closing of the IPO the Company made a payment of $425,000 on long term debt.

Management believes that its anticipated cash requirements for the immediate future will be met from internally generated funds and the proceeds from the IPO. The Company's current consolidation plan calls for use of proceeds from the IPO of $3.0 million for acquisitions. This funding will not complete the consolidation plan and, therefore, the Company will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan. As of September 30, 1998, the Company has used cash in the amount of $1,413,496 for the acquisitions. The remaining purchase price was funded with the Company's common stock and notes payable.

Year 2000 Compliance

The Company utilizes a significant number of computer systems across its entire organization. The Company therefore must assess those systems' Year 2000 compliance and then correct or replace systems as needed. The Company has completed its Year 2000 compliance assessment for software and hardware compliance. This assessment concluded with a schedule for Year 2000 equipment and software updates as necessary, and schedule for confirming compliance via testing. The Company has prioritized the updating and testing of its systems. Software for customer use has the highest priority, followed by internal systems critical to operations. Modification of Company generated software for Year 2000 compliance is complete, and testing of compliance has begun, with an expected completion during 1999. Modification of current hardware and low-level system software for Year 2000 compliance is mostly complete, with operating system patches or upgrades being applied as they become available. Updates of vendor supplied systems with either Year 2000 compliant patches or upgrades are in progress. All new software developed by the Company is 32-bit Windows software and is Year 2000 compliant to the standards set forth by Microsoft Corporation's published guidelines. All of the Company's customers will be required to upgrade to 32-bit Window's software by December 31, 1999. Beginning first quarter 1999, the Company expects to begin testing for Year 2000 compliance with key information vendors and customers in an industry-wide effort sponsored by Freddie Mac.

Costs for Year 2000 compliance include administration of Year 2000 compliance plan, modifications to existing software, updating of systems, a percentage of new software development, and testing costs. Total Year 2000 costs are estimated at $200,000. Although the Company is developing, and will, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $200,000.

Vendors for facilities such as telephone and electricity have indicated that they will be Year 2000 compliant in 1999. By fourth quarter 1998, the Company believes that it will have completed all software updates necessary to upgrade its information source vendors to their proprietary Year 2000 versions. This project is material, but may be unnecessary for Year 2000 compliance as the Company already interprets the 2 digit year representations of these vendors. The Company's results of operations and financial condition could be materially adversely affected by the failure of outside vendors to achieve Year 2000 compliance in a timely manner.

With the exception of software installed at customer sites, all Company generated software is available to Company staff for immediate modification and update, should Year 2000 compliance problems be discovered. Current customer software has a capability for the customer to automatically update the software, via normal communications with the Company, should any problems be found after the software is installed at the customer site. A worst case scenario would involve a fallback to legacy software that has been modified to use available century information or wherever necessary to interpret the century using windowing technology. The Company's results of operations and financial condition could be materially adversely affected by the failure of both original and contingency plans to achieve Year 2000 compliance in a timely manner.

The Company's development of new 32-bit, Year 2000 compliant Windows software for systems that are now running DOS or 16-bit Windows software is currently scheduled for completion during 1999. The use of existing DOS or 16-bit Windows software with Year 2000 modifications that interpret the century is considered the contingency plan for Company generated software. Those modifications are currently in place, and will be tested for Y2K compliance by the end of 1998. Contingency plans for vendor supplied systems are still being developed, and should be complete by end of first quarter 1999.


PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

As discussed in Note 3 to the Financial Information contained in Part I to this Form 10-QSB, the Company completed the IPO of 1,380,000 units on May 18, 1998. During the quarter ended September 30, 1998, the Company used proceeds from the offering for acquisitions. The five acquisitions made in the third quarter of 1998 were purchased for $4,051,244 of which $1,413,496 was cash, with the remaining balance funded with the Company's common stock and notes payable.


Item 6. Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed herewith:

             No.         Description
            ------   --------------------
             27      Financial Data
                     Schedule


        b. Reports on Form 8-K

           The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998:

               Filing Date                              Items
            -------------------  ----------------------------------------------
            August 10, 1998      Item 2,  reporting the  acquisition of
                                 the assets of American Credit Connection, Inc.

            August 10, 1998      Item 2,  reporting the  acquisition of
                                 the assets of FD Northwest, Inc.

            August 11, 1998      Item 2,  reporting the  acquisition of
                                 the assets of Heritage Credit Reporting, Inc.

            September 16, 1998   Item 2,  reporting the  acquisition of
                                 the assets of Factual Data Minnesota, Inc.

            October 9,  1998     Item  7, of  Form  8-K/A,  containing
                                 financial statements and related pro forma's amending Form 8-K's filed on August 10 and 11,
                                 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:      November 12, 1998

                               FACTUAL DATA CORP.
                                    (Registrant)



                                    /s/ Jerald H. Donnan
                                    Jerald H. Donnan
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Todd A. Neiberger
                                    Todd A. Neiberger
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS


      27.   Financial data schedule