Form 10QSB/A
period 1998-09-30
FACTUAL DATA CORP
filed 1998-12-04
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                            OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


Commission File Number: 0-24205

                          FACTUAL DATA CORP.
                         --------------------
   (Exact name of small business issuer as specified in its charter)


             Colorado                                    84-1449911
-----------------------------------------      -----------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


5200 Hahns Peak Drive, Loveland Colorado                    80538
-----------------------------------------      -----------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (970) 663-5700
               -------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1998.

           Common Stock                                  3,232,499
          ------------------------------------------------------------
              Class                                  Number of Shares


Transitional Small Business Disclosure Format: [   ] Yes [X] No

                               FACTUAL DATA CORP.
                              --------------------
                                     INDEX

PART I.   Financial Information                                        Page No.
          ---------------------                                        --------

      Item 1.   Financial Statements

                Unaudited Consolidated Statements of Income --
                For the Three Months Ended September 30, 1998
                and September 30, 1997 and For the Nine Months
                Ended September 30, 1998 and September 30, 1997            3


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       4-7


PART II.  Other Information
          -----------------

      Item 6. Exhibits                                                     8

      SIGNATURES                                                           9

      Index to Exhibits                                                   10

                               FACTUAL DATA CORP.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                      For the Three                  For the Nine
                                      Months Ended                   Months Ended
                                      September 30,                  September 30,
                               --------------------------      -------------------------
                                  1998            1997            1998            1997
                               ----------      ----------      ----------      ----------
Revenue
   System affiliates .....     $  899,779      $  536,940      $2,826,712      $1,434,106
   Information services ..      1,756,516         116,263       2,800,570         407,584
   Proceeds from the sale
    of Company operated
    territories ..........           -             15,000            -            774,679
   Training, license and
    other ...............            -            154,503           1,005         154,503
                               ----------      ----------      ----------      ----------
        Total revenue ....      2,656,295         822,706       5,628,287       2,770,872

Operating Expenses
   Costs of services
    provided .............      1,463,144         397,549       2,371,885       1,023,874
   Costs of Company
    operated territories
    sold .................           -               -               -            506,415
   Selling, general and
    administrative ......         515,131         172,086       1,401,608         702,156
                               ----------      ----------      ----------      ----------
       Total operating
        expenses ........       1,978,275         569,635       3,773,493       2,232,445
                               ----------      ----------      ----------      ----------

Income from operations ...        678,020         253,071       1,854,794         538,427
Other income (expense)
   Other income ..........        106,992          12,830         165,468          50,187
   Interest expense ......        (15,172)        (20,225)        (59,245)        (63,696)
                               ----------      ----------      ----------      ----------
       Total other income
        (expense) ........         91,820          (7,395)        106,223         (13,509)
                               ----------      ----------      ----------      ----------

Income before income taxes        769,840         245,676       1,961,017         524,918
Income tax expense .......        284,841          83,597         725,576         178,539
                               ----------      ----------      ----------      ----------
Net income and
 comprehensive income ....     $  484,999      $  162,079      $1,235,441      $  346,379
                               ==========      ==========      ==========      ==========
Basic earnings per share .     $      .15      $      .09      $      .50      $      .19
                               ==========      ==========      ==========      ==========
Weighted average shares
 outstanding .............      3,193,487       1,800,000       2,484,496       1,800,000
                               ==========      ==========      ==========      ==========
Diluted earnings per share     $      .14      $      .09      $      .49      $      .19
                               ==========      ==========      ==========      ==========
Weighted average shares
 outstanding .............      3,351,791       1,800,000       2,515,749       1,800,000
                               ==========      ==========      ==========      ==========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

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

Results of Operations
---------------------

The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:


                                   For the Three          For the Nine
                                   Months Ended           Months Ended
                                   September 30,          September 30,
                                ------------------      ------------------
                                 1998        1997        1998        1997
                                ------      ------      ------      ------
Revenue
   System affiliates ....        33.9 %      65.3 %      50.2 %      51.7 %
   Information services .        66.1        14.1        49.8        14.7
   Proceeds from the sale
    of Company operated
    territories .........         0.0         1.8         0.0        28.0
   Training, license and
    other ...............         0.0        18.8         0.0         5.6
                                ------      ------      ------      ------
        Total revenue ...       100.0 %     100.0 %     100.0 %     100.0 %
                                ------      ------      ------      ------
Operating expenses
   Costs of services
    provided ............        55.1        48.3        42.1        37.0
   Costs of Company
    operated territories
     sold ...............         0.0         0.0         0.0        18.3
   Selling, general and
    administrative ......        19.4        20.9        24.9        25.3
                                ------      ------      ------      ------
       Total operating
        expenses ........        74.5 %      69.2 %      67.0 %      80.6 %
                                ------      ------      ------      ------
Income from operations ..        25.5        30.8        33.0        19.4
   Other income .........         4.0         1.6         2.9         1.8
   Interest expense .....        (0.5)       (2.5)       (1.0)       (2.3)
                                ------      -----       ------      ------
Income before income
 taxes ..................        29.0 %      29.9 %      34.9 %      18.9 %
                                ------      ------      ------      ------
Income tax expense ......        10.7 %      10.2 %      12.9 %       6.4 %
                                ------      ------      ------      ------
Net income and
 comprehensive income ...        18.3 %      19.7 %      22.0 %      12.5 %
                                ======      ======      ======      ======


Comparison of three months ended September 30, 1998 and September 30, 1997
--------------------------------------------------------------------------

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

As a result of the above-mentioned factors, net income and comprehensive income increased $322,920, 199%, from $162,079 in the third quarter 1997 to $484,999 for the third quarter 1998. Basic earnings rose to $0.15 per share for the quarter from the prior years quarter of $0.09 per share, a 67 % increase. This basic earnings per share comparison takes into account a 77% increase in weighted average number of shares outstanding, from 1,800,000 in the third quarter 1997 to 3,193,487 in the third quarter 1998. Diluted earnings rose to $0.14 per share for the quarter from the prior years quarter of $0.09 per share, a 55% increase. This diluted earnings per share comparison takes into account a 86% increase in weighted average number of shares outstanding, from 1,800,000 in the third quarter 1997 to 3,351,791 equivalent shares (giving effect to warrants) in the third quarter 1998.

Comparison of nine months ended September 30, 1998 and September 30, 1997
-------------------------------------------------------------------------

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

As a result of the above-mentioned factors, net income and comprehensive income increased $889,062 from $346,379 for the nine months ended September 30, 1997 to $1,235,441 for the nine months ended September 30, 1998. Basic earnings rose to $0.50 per share for the nine months ended September 30, 1998 from $0.19 per share for the nine months ended September 30, 1997. The basic earnings per share comparison takes into account a 38% increase in weighted average number of shares outstanding, from 1,800,000 for the nine months ended September 30, 1997 to 2,484,496 for the nine months ended September 30, 1998. Diluted earnings rose to $0.49 per share for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 of $0.19 per share, a 157% increase. The diluted earnings per share comparison takes into account a 40% increase in weighted average number of shares outstanding, from 1,800,000 for the nine months ended September 30, 1997 to 2,515,749 for the nine months ended September 30, 1998 primarily due to warrants.

The Company's mortgage credit reporting business is subject to fluctuation due to seasonal effects, which influence the public's home buying tendencies. Various seasonal events such as holidays and school calendars impact the mortgage industry overall, particularly as it relates to new and existing home sales. Seasonality is expected to continue to influence the Company's results of operations.

PART II - OTHER INFORMATION
---------------------------


Item 6.  Exhibits

         a.  Exhibits - The following exhibits are filed herewith:


              No.            Description
            ------   ---------------------------
              27      Financial Data Schedule

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     December 2, 1998

                                   FACTUAL DATA CORP.
                                   (Registrant)



                                   /s/ Jerald H. Donnan
                                   --------------------------------------------
                                   Jerald H. Donnan
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Todd A. Neiberger
                                   --------------------------------------------
                                   Todd A. Neiberger
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)