Form 10KSB
period 1998-12-31
FACTUAL DATA CORP
filed 1999-03-31
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

      X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

           Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--N/A

                      Commission File No. 0-24205

                          FACTUAL DATA CORP.
         (Exact name of Small Business Issuer in its charter)

                    Colorado                        84-1449911
           (State or other jurisdiction of  (I.R.S. Employer Identification No.)
            incorporation or organization)

5200 Hahns Peak Drive, Loveland, Colorado                        80538
 (Address of principal executive offices)                     (Zip code)

                            (970) 663-5700
         (Registrant's telephone number, including area code)

   Securities Registered Pursuant to Section 12(b) of the Act: None.
      Securities Registered Pursuant to Section 12(g) of the Act:

                             Common Stock
                                  and
                   Warrants to Purchase Common Stock
                          (Title of Classes)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on March 24, 1999, was approximately $14,000,000 based upon the reported closing sale price of such shares on the Nasdaq SmallCap Market for that date. As of March 24, 1999, there were 3,551,346 shares outstanding of which 1,751,346 are held by non-affiliates.

              DOCUMENTS INCORPORATED BY REFERENCE: -NONE-

                The exhibit index appears on page E-1.

                          FACTUAL DATA CORP.
                   1998 Annual Report on Form 10-KSB

                          Table of Contents

Item                           Description                         Page

Item 1.    Description of Business.......................            1

Item 2.    Description of Property.......................            10

Item 3.    Legal Proceedings.............................            12

Item 4.    Submission of Matters to a Vote of Security Holders       12

Item 5.    Market for Common Equity and Related Stockholder Matters  13

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation............            15

Item 7.    Financial Statements .........................            22

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........            22

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act .................................            23

Item 10.   Executive Compensation........................            26

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management................................            28

Item 12.   Certain Relationships and Related Transactions            30

Item 13.   Exhibits and Reports on Form 8-K..............            31

Item 1.    Description of Business.

General

      Factual Data Corp. (the "Company" or "FDC") incorporated in 1985 is headquartered in Loveland, Colorado and is an information services provider to the mortgage and consumer lending industries, employers, landlords, and other business customers located throughout the United States. FDC specializes in preparing mortgage credit reports ("MCRs") that are customized to each mortgage lender's requirements and transmitted to lenders via modem, network, or facsimile. As of December 31, 1998, the Company marketed it services through seven Company-owned offices, 25 franchisees and 29 licensees. The Company's franchisees and licensees are collectively referred to as "System Affiliates." The Company is in the process of implementing a consolidation plan in the mortgage credit report industry. FDC's initial public offering took place in May 1998 and its Common Stock and Warrants trade on the Nasdaq SmallCap Market under the symbols "FDCC" and "FDCCW," respectively. The Company will be applying for listing on the Nasdaq National Market System shortly, and management hopes that the application will be approved in May 1999, although no assurances to that effect are given.

      Credit data provided directly from the three major credit repositories (i.e., Equifax, Inc.; Experian, Inc.; and TransUnion Corporation ) (the "Credit Repositories") is often inconsistent, is not presented in a customized or consolidated format, and may be relatively difficult to interpret. As such, the Company's services are valuable to the lending industry since MCR users can (i) obtain credit reports from the Company which contain verified credit information upon which such lenders can readily rely; and (ii) more easily interpret the credit data since FDC formats and customizes such data.

      Through the expertise it has developed in mortgage credit reporting, the Company has recently expanded its services to include employment screening services and tenant screening services. The Company's MCR and other products and services are fully automated, thereby allowing it to deliver its reports directly to its customers' computers.

Products

      MCRs. FDC provides three types of MCR products to its customers. FDC's "Bureau Express" report is its most basic, highest selling and fastest growing MCR. Bureau Express reports provide only the merged credit information obtained from the Credit Repositories in a user-friendly, integrated report formatted to the client's specifications. The Company does not verify the information as it does with respect to its most detailed report, the "Residential Mortgage Credit Report" ("RMCR"). Bureau Express reports are typically compiled by the Company's proprietary computer and telecommunications system in less than 60 seconds, free of duplication. The Company's system also provides a means to resolve inconsistencies between the Credit Repositories' information. Compared to the RMCR, a Bureau Express report is more profitable to the Company since it is less labor intensive.

      In preparing the detailed RMCR, FDC merges the credit data provided by the three Credit Repositories, verifies the credit, employment and other information, and conducts a complete in-person or telephone interview with the loan applicant. RMCRs meet all government agency and government sponsored entity standards, such as those promulgated by Freddie Mac and Fannie Mae.

      The Company's intermediate MCR is its "Merged Plus Report" or "RMCR Jr.(R)." The RMCR Jr. merges the credit data provided by the three Credit Repositories and provides prepaid balance updates and/or other items specified by the customer. In addition, RMCR Jr. reports can include applicant interviews if so requested by the customer.

      The Company is one of five approved information vendors for Freddie Mac's automated underwriting system; and, in December 1998, the Company was selected as a direct MCR provider for Fannie Mae's automated underwriting system, making it one of only 12 such Fannie Mae-approved credit agencies. FDC system interfaces with Fannie Mae are expected to be complete by the third quarter of 1999. As of the date of this Report, more than 750 lenders are using Fannie
Mae's automated underwriting system network to process more than 30,000 loan submissions per day. Fannie Mae's recent announcement that loans approved by its automated underwriting system will qualify for lower private mortgage insurance premiums is expected to cause an increase in submissions to its automated underwriting system network, other factors remaining equal.

      As the mortgage lending industry continues to move toward automated underwriting, FDC's relationships with Freddie Mac and Fannie Mae (collectively, the "Agencies") will be a key factor in its growth since third-party lenders utilizing the Agencies' automated underwriting systems are required to use approved credit reporting agencies, such as FDC. As such, (i) large mortgage originators and lenders who do not portfolio their loans and therefore want to sell them in the secondary market will not produce MCRs in-house, and (ii) many small credit reporting agencies who do not have the size and resources to invest in technology to become Agency-approved may have extreme difficulty remaining competitive. This latter point has assisted, and should continue to assist, FDC in its consolidation strategy. See "Acquisition Developments in 1998."

      With respect to its MCR products, the Company's larger customers include, among others, NationsBanc, North American Mortgage, Chase Manhattan Residential, U.S. Home Mortgage, First Union Mortgage, Regions Mortgage and CTX Mortgage. Based on publicly reported information concerning mortgage loans originated and refinanced in the United States, management believes the Company and its System Affiliates are collectively one of the leading suppliers of MCRs in the United States.

      For the twelve months ended December 31, 1998, the Company and its System Affiliates delivered approximately 2.8 million MCRs, of which approximately 2.3 million consisted of Bureau Express reports, representing gross billings of approximately $48.8 million. The average price of the Company's MCRs during 1998 was $16.12.

      Employment Screening Services. Employment screening services, along with tenant screening services, are two of FDC's emerging business lines. Employment screening services assist employers in determining a job applicant's productivity potential, tendencies towards theft and excessive worker's compensation claims. The Company's "EMPfacts" employment screening service offers state-of-the-art, accurate background checks that verify an applicant's professional, educational and personal history. EMPfacts offers individual or bundled screening services in the following areas:

            Substance Abuse Testing          Financial Reports
            Motor Vehicle Record             Property Search
            Worker's Compensation History    Employment Verification
            Public Records Information       Social Security Number Search
            Public Records Information       Professional License Verification
            Fraud Searches                   Psychological Testing
            Criminal History
            Education Verification

      The Company also offers its "QUICKpeek Identifier" employment screening service. QUICKpeek Identifier enables FDC customers to receive an instant employment screening report, via Windows compatible software in 60 seconds or less, which can be viewed on screen or printed. By entering a persons' name, address and social security number, QUICKpeek Identifier provides employment information, a public records search, a fraud search, financial summaries and residence information. For the twelve months ended December 31, 1998, the Company and its System Affiliates delivered approximately 75,700 EMPfacts reports and 10,800 QUICKpeek Identifier reports. In December 1998, the average price of the Company's EMPfacts reports and QUICKpeek Identifier reports was $25.62 and $10.25, respectively.

      Tenant Screening Services. In July 1998, the Company introduced "Tenant Qualifier," a tenant screening service designed specifically for leasing agents and landlords that verifies and reports information regarding a proposed tenant through Credit Repository inquiries, employment history, public records, residence history, payment habits, and criminal and eviction data. Tenant Qualifier is unique in that it provides a customizable scoring system to help a landlord or leasing agent impartially screen applicants and, therefore, comply with fair housing standards and nondiscriminatory rental practices. For the twelve months ended December 31, 1998, the Company and its System Affiliates delivered approximately 34,350 Tenant screening reports. In December 1998, the average price of the Company's Tenant Qualifier reports was $11.92.

Bundled MCR and Flood Determination Certificate Product

      In October 1998, FDC announced the release of the first, multi-vendor integrated software for requesting credit and flood determinations for the mortgage industry. This product allows FDC customers to request credit information and flood determinations from multiple vendors by interfacing via network or modem with FDC's Technology Center. Both credit and flood services may be ordered together or in separate communications and are returned to the client on-line.

      The introduction of this product is consistent with FDC's strategy of increasing revenues and customer convenience by providing one-stop shopping for its customers through expanded, bundled services. It also enables the Company to expand its revenue base by providing additional information services, such as mortgage flood certification information. The United States market for flood certifications, as derived from 1998 mortgage information from the Department of Housing and Urban Development and the MBAA, correlates into approximately 20 million flood determination requests annually.

Acquisition Developments in 1998

      The Company has commenced the implementation of a consolidation plan in the MCR business that is designed to expand its existing business and to take advantage of its core competencies, including, among other things, (i) its highly developed customer services program, (ii) its use of sophisticated technology to achieve efficiencies in the MCR market, (iii) its development of close working relationships with mortgage lenders, (iv) its knowledge of the MCR market, and (v) its experienced management team. The Company believes that there are approximately 1,400 providers in the domestic mortgage credit reporting industry, of which approximately 70% are small independent organizations and of such less than 10% generate more than $5.0 million of annual revenues. Moreover, virtually all the small independent agencies are susceptible to acquisition since they are not Agency-approved nor have the capital to invest in the requisite technology needed to garner Agency approval. The Company believes that a large number of these small independent providers are therefore concerned about their ability to survive in the industry as it increasingly moves toward automated Agency underwriting.

      FDC focuses on the purchase of unaffiliated companies active in the MCR market, as well as companies that are presently System Affiliates, and attempts to structure an acquisition that will be immediately accretive. Targeted acquisition candidates are those companies that (i) immediately add to FDC's customer and revenue base; (ii) immediately offer significant economies of scale through the consolidation of, among other things, their accounting departments, administration costs, technology costs and owner salaries with those of the Company; and (iii) recognize the need to associate with an Agency-approved, technologically sophisticated MCR provider in order to remain competitive. FDC focuses on a potential acquiree's revenue-generating capability as its primary interest is to acquire customers and revenues.

      The Company consummated 11 acquisitions of mortgage credit reporting businesses from August 1998 through January 1999 for an aggregate purchase price of $10 million. Six of the acquisitions were System Affiliates. In addition, as of the date of this Report, the Company is in negotiations to acquire the businesses of several other companies, although there are no definitive agreements with any persons or entities as to any acquisition and no assurances are given that any additional acquisitions will be effectuated.

      The acquisitions were generally asset purchases which included customer lists, customer agreements, computer equipment, and office furniture. Non-competition and confidentiality agreements were obtained from appropriate persons in all acquisitions and employment agreements were entered into in connection with some acquisitions. The consideration paid by the Company included an aggregate of approximately $4.2 million cash, $3.4 million in promissory notes and $2.4 million in FDC Common Stock value. The notes vary but are generally payable over three to five years and bear interest of up to 8% per annum. See Note 7 to the Consolidated Financial Statements.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6 below for information concerning additional financing.

Industry Overview and Competitive Factors

      The mortgage credit reporting ("MCR") industry is highly fragmented. The Company faces both direct and indirect competition for its services from a large number of companies. A significant number of these competitors are small companies operating on a local scale, while a limited number are large companies operating on a national scale. Management believes that there are approximately 1,400 companies in the United States providing MCR services, of which approximately 70% are small independent organizations and of which less than 10% have revenues in excess of $5.0 million. While the majority of the Company's competitors are small, certain competitors, including The First American Financial Corp., CBC Companies, Inc., TransUnion Corporation, and Equifax Credit Information Services, Inc., are significantly larger and have greater financial and marketing resources than the Company. The Company and its System Affiliates combined are believed by management to account for about 15% of national MCRs delivered annually. The Company also faces intense competition from various
companies  engaged  in  employment  and  tenant   information  and  verification
services.

      The  primary  competitive  factors  in the MCR  industry,  and most of the
Company's  other  existing  and  contemplated  related  service  areas,  are (i)
customer services, (ii) accuracy, (iii) readability of reports, (iv) technological sophistication, (v) delivery speed, (vi) price, and (vii) name recognition. Historically, mortgage credit reporting entities have performed their services by manual verification in the form of calling creditors, lenders, employers, landlords, and other businesses directly to verify information, and reviewing public files and other information sources. However, the industry has been undergoing significant change in terms of how services are requested, how information is delivered, and the format in which the data is returned. These changes have been driven by advances in computer software and hardware, along with advances in communications technology. Since the mortgage lending industry, along with other users of credit information, continually expect quick turnaround of accurate reports in a customized format in order to facilitate its lending decisions, the Company believes that entities involved in mortgage credit reporting must continually develop and maintain sophisticated computer and communication technology to compete. Due to the costs and technical competence required to keep abreast of technological advances in the industry, the Company believes that the credit reporting industry will consolidate, and that the market may be dominated by a handful of companies that have proven technological capabilities and diversified product lines. The Company believes that one of its most significant advantages is its software and communications technology. Management believes that the industry is moving towards an automated credit reporting system which mandates quick turnaround of reliable, user-friendly credit reports. The Company believes its state-of-the-art Technology Center described in Item 2 below will allow it to continue to compete favorably in the credit reporting industry.

      The Company's business is directly influenced by the mortgage lending industry since its primary services are MCRs used by mortgage lenders. The mortgage lending industry enjoyed near record years in 1997 and 1998 due to low interest rates and a robust economy. According to the Mortgage Bankers Association of America ("MBAA"), mortgage originations (including refinancings) are estimated to have totaled approximately $870 billion in 1997 and $1.4 trillion in 1998. This loan activity equated to the generation of an estimated 11 million MCRs in 1997 and 20 million MCRs in 1998.

      According to the MBAA, the outlook for 1999 appears relatively stable due to demographics, particularly the impact of the aging of the baby boom generation, which is entering its peak earnings period. As of the date of this Report, home ownership rates are approximately 66.5%. For 1999, the MBAA projects interest rates to remain at or below 1998 levels and mortgage originations to total approximately $1.2 trillion. In regard to a longer outlook, although population growth and household formation rates are projected to slow during the next 10 years, population growth within the top earning groups --ages 45-to-54 and 55-to-64 -- is projected to increase. Assuming the foregoing home ownership and interest rate trends continue, strong demand for MCRs should continue, although no such assurances are given.

      Management also believes the market for tenant information and verification services will remain strong. In 1998, the rental industry was composed of over 29 million single and multi-family properties and had an annual turnover of approximately 65%. This resulted in over 65 million credit checks and other verifications annually. Assuming these trends continue, this market will continue to offer opportunities for the Company to grow its tenant information and verification business, although no such assurances are given.

System Affiliates

     From 1989 to 1993, the Company pursued a strategy of franchising its MCR system. The Company earns fees based on each franchisee's use of its system to generate reports for the franchisees' customers. In 1993, the Company terminated its franchise program and began entering into licensing agreements whereby licensees utilize the Company's systems to service their customers in return for the payment to the Company of a percentage of their gross billings. The Company presently markets its services through seven Company owned offices and 54 System Affiliates, which collectively provide services to lenders. The Company does not intend to sell either franchises or licenses in the future.

     The Company's System Affiliates currently provide significant revenue to the Company. For the years ended December 31, 1997 and 1998, System Affiliates provided 40.6% and 22.1% , respectively, of the gross revenues of the Company. This percentage is expected to be reduced as the Company's consolidation plan continues.

Suppliers

      The Company does not maintain its own consumer credit database. Instead, the Company obtains consumer credit data from large, national Credit Repositories such as Experian, Inc., TransUnion Corporation, and Equifax, Inc. pursuant to "reseller" agreements with these entities. Generally, the reseller agreements are terminable without cause by either party within a short period of time upon written notice. While the Company believes its relationships with the Credit Repositories are good, there can be no assurance that its reseller agreements with the Credit Repositories will not be terminated for any reason. Each repository credit file contains the following information which the Company accesses by computer modem:

      Identifying Information -- name, address, former address, social security number and employment.

      Credit History -- balances and payment history of credit cards, finance companies, banks, mortgage loans, accounts referred for collection and accounts written off.

      Public Records -- tax liens, civil judgments, bankruptcies, foreclosures.

      Inquiries -- credit grantors or authorized parties are listed as inquiries when they have requested a copy of a credit file.

Government Regulation and Privacy Issues

      The Company is a "consumer reporting agency" within the meaning of that term as used in, and therefore is subject to, the provisions of the Fair Credit Reporting Act (referred to herein as the "FCRA") and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" in response to the order of a court having jurisdiction or in accordance with written instructions of the consumer. Such information may also be furnished to a person the Company has reason to believe intends to use the information: (i) in connection with a credit transaction; (ii) for employment purposes; (iii) in connection with the underwriting of insurance; (iv) in connection with a determination of the consumer's eligibility for a license or other benefit granted by a governmental instrumentality required by law; (v) as a potential investor or servicer or current insurer, in connection with a valuation of, or an assessment of the credit or prepayment risks associated with, an existing obligation; or (vi) to a person who otherwise has a legitimate business need for the information. The FCRA prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information which is more than seven years old.

      The FCRA provides for civil liability against a consumer reporting agency by a consumer for willful or negligent noncompliance with the FCRA and criminal sanctions against officers and directors thereof who knowingly and willfully disclose information in a report to a person not authorized to receive the information.

      State laws also impact the Company's business. There are a number of states which have laws similar to the FCRA, and some states which have human rights laws much like the Americans with Disabilities Act ("ADA"). In addition, to the Company's knowledge, at least four states require companies engaged in investigative reporting, such as EMPfacts, to be licensed in order to conduct business within those states. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of information. For example some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Existing federal and/or state laws, future modifications thereto, or laws enacted in the future regulating consumer reporting agencies or access and use of personal information, in particular, and privacy and civil rights, in general, could materially adversely impact the Company's operations.

Software Development Costs

      The Company incurs research and development costs associated with the development and improvement of software utilized in its credit information and delivery system.

      The Company adopted the provisions of Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed for Internal Use." Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized. See Note 1 to the Consolidated Financial Statements for information concerning the Company's accounting policies for software development costs.

Intellectual Property

      The Company has not yet adopted a formal intellectual property protection program, and currently relies on a combination of trademark, servicemark, copyright, trade secret and contract protection (licenses) to establish and protect its proprietary rights in its services and technology. There can be no assurance that such measures will provide meaningful protection to the Company. The Company currently maintains approximately 43 trademarks, servicemarks and copyrights all of which it believes are properly filed and recorded. The Company does not have any knowledge of infringement of its proprietary rights.

Facilities

      The Company relocated its corporate office to a new building in Loveland, Colorado on April 3, 1998 and commenced a 20 year operating lease at that facility. The lease calls for annual lease payments of $281,790 during the first five year term of the lease subject to increases of 15% every five years for the duration of the lease. The Company anticipates the space will be adequate to meet the Company's office requirements for the foreseeable future.

     In connection with its acquisitions described above under "Developments in 1998," the Company assumed several leases, most of which are not material and none of which have terms exceeding five years. See Note 11 to the Consolidated Financial Statements.

Insurance

      The Company maintains commercial general liability and property insurance. The policy provides for a general liability aggregate limit of $2 million. In addition, the policy also provides for products/completed operations, business auto and personal property coverage.

Employees

      At February 15, 1999, the Company employed 216 persons full-time and 19 persons on a part-time basis. There are no union or collective bargaining agreements between the Company and its employees and employee relations are considered by management to be excellent.

Item 2.    Description of Properties.

      The Company's MCR and other information services integrate data obtained from national credit repositories, criminal records, motor vehicle records and other public information databases. The integration of this information, and delivery of its services, is performed by the Company's Technology Center located at its Loveland, Colorado headquarters. FDC has invested over $1.5 million in its Technology Center, which utilizes proprietary computer software and state-of-the-art hardware and communication systems. The Company's information, processing and telecommunications systems are scalable and the Company believes its systems has sufficient back-up and disaster recovery capability. As such, the Company has experienced little downtime. The Technology Center can pull up to 18,000 bureau files an hour and has a call capacity greater than 30,000 calls per day. The Technology Center processed approximately 225,000 reports per month in 1998 and is believed by management to have an infrastructure to support three times that volume. In addition, management believes that the excess capacity it has built into its systems and operations can be readily augmented to accommodate even greater growth. The Company credits its success to its technological sophistication and employs 19 persons, eight of whom are software programmers, who are assigned to the continued development and maintenance of the Technology Center. The Technology Center has enabled FDC (i) to become an Agency-approved credit reporting agency, (ii) to provide its customers with strong support and service, and (iii) to implement its consolidation plan. The Company is committed to maintaining its technological competitive advantage, and it intends to continue to devote resources to this effort.

      The Company uses proprietary software developed in-house over the past 13 years. The Company believes its proprietary software allows it to remain competitive in an increasingly competitive marketplace. The Company's software was originally written in 1984, and began full production use in 1985. From 1987 through 1997, the Company significantly developed and expanded its software capability including its ability to completely customize reporting forms to the various requirements of each customer. The Company has moved to Microsoft Visual Studio for the majority of its new programs.

      Systems in the Technology Center are non-proprietary Windows 95 or Windows NT based Intel platforms. Each system has at least one backup, and can be repaired or replaced easily and cheaply. The server platform is Windows NT with a mirrored server that can replace the primary server in minutes if necessary. Backup power is available to the servers to ensure up to 45 minutes of uninterrupted power. Networking is achieved through four 100Base-TX backbone connections to four 3COM Network switches.

      The Company's operations are dependent upon its ability to protect its Technology Center against damage from fire, power loss, telecommunications failure, natural disasters or a similar event. The Company moved into a new facility in Loveland, Colorado in April 1998, which is outfitted with backup power and duplicate telecommunication facilities. Nonetheless, the Company could experience a natural disaster, hardware or software malfunction, or other interruption of its Technology Center operations. Extended interruptions in the Company's services could be significantly detrimental, and the Company's insurance may not be adequate to compensate the Company for all resulting losses that may occur.

      The Company's business is also dependent upon various computer software programs and operating systems that utilize dates and process data beyond the year 1999. If the actions taken by the Company to mitigate its risks associated with year 2000 are inadequate, there could be a material adverse effect on the financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 6 below.

Item 3.    Legal Proceedings.

      The Company has disputed charges by AT&T Corp. for telecommunication services. In November 1998, AT&T brought suit claiming damages for services, disconnect fees and other items of $547,000. The Company has responded stating that it believes it owes either nothing or substantially less than the amount claimed by AT&T. The case is in an early stage and no discovery has taken place. Management intends to contest the case vigorously, however litigation counsel is unable to provide an evaluation of the likelihood of the outcome.


Item 4.    Submission of Matters to a Vote of Security Holders.

      No matters were submitted by the Company to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.

Item 5.    Market  for   Registrant's   Common   Equity  and  Related
Stockholder Matters.

      The Company's Common Stock and Warrants have been quoted on the Nasdaq SmallCap Market under the symbols "FDCC" and "FDCCW," respectively, since completion of its initial public offering on May 13, 1998. The following table sets forth for the periods indicated the high and low bid prices of the Common Stock and Warrants as reported on the Nasdaq SmallCap Market:

                                Common Stock           Warrants
      1998                       Bid Price             Bid Price
                                High    Low         High      Low
      Second Quarter(from
       May 13)                 $9-5/8 $5-1/2        $3-5/8    $0-1/2
      Third Quarter             9-1/2  6-1/2         3-3/8     1-3/8
      Fourth Quarter            8-3/8  6-3/8         2-13/16   1-1/4

      Dividends. The Company has not paid or declared cash distributions or dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

      On March 24, 1999, the last reported bid price of the Common Stock and Warrants reported on the Nasdaq SmallCap Market was $7.88 per share and $1.88 per Warrant. As of March 24, 1999, there were only a few holders of record of the Common Stock and record holders of its Warrants and the Company estimates, based upon information provided by brokers and repositories, that it has in excess of 600 beneficial owners of its Common Stock and 600 beneficial owners of its Warrants.

      In connection with, and as part of the consideration for, the acquisition of the assets of three companies and the acquisition of all equity voting securities of a fourth company during 1998, the Company issued shares of its Common Stock as follows:

      Date                Acquisition                        Number of Shares

July 31, 1998             Heritage Credit Reporting, Inc.         11,595
July 31, 1998             American Credit Connection, Inc.         8,635
September 30, 1998        Landmark Financial Services, Inc.       53,782
December 16, 1998         Mortgage Credit Services, Inc.         297,334*
------------------
* These shares were issued into escrow at an arbitrary price of $6.00 per share; the actual number to be distributed from the escrow will be determined at the first and second anniversaries after the acquisition and will be based on the price of the Common Stock at that time (i.e., if the price is $12 per share, only one-half of the shares will be distributed and the other half returned to the Company).

      All shares listed above are "restricted securities" as that term is defined under the Securities Act of 1933 ("'33 Act"); no underwriters were involved in the issuances. The shares were issued in reliance on Section 4(2) of the '33 Act as transactions not involving public offerings. The offerees were knowledgeable in the mortgage credit reporting business, able to fend for themselves and agreed to take the shares for investment and not with a view to distribution. All certificates were appropriately legended and stop transfer instructions were entered by the Company with its transfer agent.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.

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

Overview

      The Company specializes in preparing mortgage credit reports that are customized to meet each lender's individual needs. The Company also provides a broad range of credit, employment and other information services to mortgage lenders, consumer lenders, employers, landlords, and other businesses. See Item 1.

      The Company provides its services in two different fashions. The first involves services sold directly by the Company to third party customers such as mortgage lenders, financial institutions, private enterprises, and individuals (referred to as "information services"). Secondly, the Company sells its services through its System Affiliates. The Company currently has 25 franchisees and 29 licensees. The System Affiliates provide information services to customers using the Company's technology and pay royalty, license and other fees to the Company. The Company does not intend to license or franchise territories to third parties in the foreseeable future.

      During 1997 and 1998, the Company's primary emphasis, in addition to expanding its market, was the completion and expansion of its technology center. This center was necessary for the Company to provide its Bureau Express reports and other on-line services to both third party users and System Affiliates. The Company funded these expenditures principally from the proceeds from the sale of certain Company operated territories and income from operations.

      In order to expand information services, the Company has devised a consolidation plan whereby it has identified both competitors and System Affiliates as potential acquisition candidates. See Item 1. As the Company implements its consolidation plan, it expects information services revenue and gross profit to increase and System Affiliates revenue to decrease as System Affiliates are either acquired or their agreements with the Company expire. The Company also expects that revenue from the sale or licensing of Company operated territories will substantially decrease or be eliminated in future periods.

Selected Financial Data

      The following consolidated selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Report. The consolidated statements of income data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from the consolidated financial statements of the Company which have been audited by Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.

                                                   For the Years Ended
                                                       December 31,
                                              ------------------------------
                                                  1997             1998
                                              -----------      -------------
                                                     (in thousands, except
                                                        per share data)
Statements of Income Data:
Revenue
  Information services ..................     $       606      $     6,236
  Ancillary income ......................             651            1,451
  System Affiliates .....................           1,429            2,198
 Proceeds from the sale of Company
  operated territories ..................             714             --
  Training, license and other ...........             120               59
                                              -----------      -----------
   Total revenue ........................           3,520            9,944
                                              -----------      -----------

Operating Expenses
  Costs of services provided ............           1,301            4,986
  Costs of Company operated territories .             506             --
  Selling, general and administrative ...             917            2,604
                                              -----------      -----------
   Total operating expenses .............           2,724            7,590
                                              -----------      -----------

Income from operations ..................             796            2,354
Other income ............................              28              185
Interest expense ........................             (77)            (152)
                                              -----------      -----------

Income before income taxes ..............             747            2,387
Income tax expense (benefit) ............             244              810
                                              -----------      -----------

Net income ..............................     $       503      $     1,577
                                              ===========      ===========

Basic earnings per share ................     $       .28      $       .59
                                              ===========      ===========

Basic weighted average shares
 outstanding.............................       1,800,000        2,680,753
                                              ===========      ===========

Diluted earnings per share ..............     $       .28      $       .57
                                              ===========      ===========

Diluted weighted average shares
 outstanding.............................       1,800,000        2,769,214
                                              ===========      ===========

                                                     For the Years Ended
                                                         December 31,
                                                ------------------------------
                                                    1997             1998
                                                -----------      -------------
                                                    (in thousands, except
                                                       per share data)


Balance Sheet Data:
Working capital ...............................     $   116     $ 1,786
Total assets ..................................       2,864      18,177
Total liabilities .............................       2,217       7,341
Shareholders' equity...........................         647      10,836

Results of Operations

      The following table sets forth for the periods indicated, as a percentage of total revenues, those items included in the Company's Consolidated Statements of Income:

                                                 Years Ended
                                                 December 31,
                                           ----------------------
                                               1997         1998
                                           -----------   ---------

Revenue
  Information services ................        17.2%       62.7%
  Ancillary income ....................        18.5        14.6
  System Affiliates ...................        40.6        22.1
  Proceeds from the sale of Company
   operated territories ...............        20.3         --
  Training, license and other .........         3.4          .6
                                              -----       -----
   Total revenue ......................       100.0%      100.0%
                                              -----       -----

Operating Expenses
  Costs of services provided ..........        37.0        50.1
  Costs of Company operated territories        14.4         --
  Selling, general and administrative .        26.0        26.2
                                               -----       -----
   Total operating expenses ...........        77.4%       76.3
                                               -----       -----

Income (loss) from operations .........        22.6%       23.7%
Other income ..........................          .8         1.9
Interest expense ......................        (2.2)       (1.5)
                                               -----       -----

Income (loss) before income taxes .....        21.2%       24.1%
                                               -----       -----

Income tax (expense) benefit ..........        (6.9)%       8.1%
                                               -----       -----

Net income (loss) .....................        14.3%       16.0%
                                               =====       =====

Comparison of Operating  Results for Years Ended  December 31, 1998 and
1997

      Company information services revenue increased $5.63 million, or 929% from $606,000 in 1997 to $6.24 million in 1998. The increase was primarily a result of the Company's third and fourth quarter acquisitions (See Note 2 to the consolidated financial statements). These acquisitions produced a total of $5,677,000 in revenues for the year ended December 31, 1998. Increased volume of credit reports generated and additional service offerings accounted for the remaining increase.

      Ancillary income represents fees paid by system affiliates for various additional products and services provided to them. Ancillary income increased by $800,000 or 123%, from $651,000 in 1997 to $1,451,000 in 1998. The increase is primarily a result of the Company providing additional services to its system affiliates for a full year in 1998 compared to only two months in 1997.

      System affiliates revenues increased $770,000 or 54%, from $1.43 million in 1997 to $2.2 million in 1998. The increase is due to additional billing volume by system affiliates and resultant royalty, license and other fees.

      The Company did not sell any Company-operated territories during 1998; thus it did not generate any proceeds from the sale of Company operated territories during 1998 compared to proceeds of $714,000 in 1997.

      Training, license and other revenue decreased $61,000 or 51%, from $120,000 in 1997 to $59,000 in 1998. The majority of this decrease was due to a one-time charge for a marketing software interface in 1997.

      Costs of services increased $3.69 million or 284%, from $1.3 million in 1997 to $4.99 million in 1998. The increase in costs of services is directly related to the Company's acquisitions during the third and fourth quarters of 1998 which resulted in an overall decrease in margins from 52% in 1997 to 50% in 1998. Margins for the nine month ended September 30, 1998 had increased over 1997 to 58%, however, during the last three months of the year eight acquisitions which had been added during the third and fourth quarters of 1998 were not fully integrated into the Company's operations. It generally takes between sixty and one hundred and eighty days to reduce duplicate personnel costs, integrate the acquisitions credit reporting systems into the Company's technology center where necessary, incur training costs to ensure Company quality standards, and to eliminate other duplications in costs. The Company's margins are also impacted by the seasonality of home buying which is traditionally slower in November and December.

      Selling, general and administrative expenses increased $1.7 million, or 185%, from $917,000 in 1997 to $2.60 million in 1998. This increase is related to costs associated with the Company's growth in 1998, including increased personnel costs, rents, and depreciation and amortization.

      Total operating costs increased $4.87 million, or 179%, from $2.72 million in 1997 to $7.59 million in 1998 with a resulting increase in operating income of $1.55 million, or 195%, from $796,000 in 1997 to $2.35 million in 1998.

      Interest expense increased $75,000, or 97% from $77,000 in 1997 to $152,000 in 1998. This increase is due to additional notes payable issued in connection with the Company's business acquisitions in third and fourth quarter 1998.

      Income taxes increased $566,000, or 232%, from $244,000 in 1997 to $810,000 in 1998. The Company's effective tax rate remained at approximately 34%.

      As a result of the foregoing factors, net income increased $1,074,000, or 214%, from $503,000 in 1997 to $1,577,000 in 1998.

Liquidity and Capital Resources

     The Company had cash balances of $1,093,295 and short-term investments of $2,212,386 at December 31, 1998. The Company was able to manage the net impact of accounts receivable, accounts payable and accrued expenses on cash flows from operations, which with net income of $1,576,734 and depreciation and amortization of $776,094 resulted in cash flow provided from operations of $2,658,575.

     The Company used cash of $711,862 and $892,579 of capital lease and notes payable financing to purchase additional equipment and furniture to furnish its Loveland offices and in renovating certain branch locations acquired in 1998. The Company also used cash to fund $494,562 of additions to capitalized software development costs in 1998. The Company successfully completed its initial public offering in May of 1998 which resulted in net cash provided of $6,289,696 (net of offering costs of $1,438,304). The Company invested a portion of the offering proceeds in high quality corporate and Government debt securities which resulted in an increase to short term investments of $2,212,386. The offering proceeds received by the Company allowed it to close on eight acquisitions which were funded by paying cash of $3,604,900, issuance of notes payable of $2,899,790 and restricted common stock of $2,359,000. In connection with these acquisitions the Company acquired primarily fixed assets and intangibles in addition to access to certain key operating markets.

Inflation

      Although the Company cannot accurately anticipate the effect of inflation on its operations, the Company does not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on its results of operations or financial condition.

Year 2000 Compliance

      The Company utilizes a significant number of computer systems across its entire organization. The Company therefore must assess those systems Year 2000 compliance and then correct or replace systems as needed. The Company has completed its Year 2000 compliance assessment for software and hardware compliance. This assessment concluded with a schedule for Year 2000 equipment and software updates as necessary, and schedule for confirming compliance via testing. The Company has prioritized the updating and testing of its systems. Software for customer use has the highest priority, followed by internal systems critical to operations. Modification of Company generated software for Year 2000 compliance is complete, and testing of compliance was completed January 31, 1999. Modification of current hardware and low-level system software for Year 2000 compliance is complete, with operating system patches or upgrades being applied as they become available. Updates of vendor supplied systems with either Year 2000 compliant patches or upgrades are in progress. All new software developed by the Company is 32-bit Windows software and is Year 2000 compliant to the standards set forth by Microsoft Corporation's published guidelines. All of the Company's customers will be required to upgrade to 32-bit Window's software by December 31, 1999. Beginning first quarter 1999, the Company expects to begin testing for Year 2000 compliance with key information vendors and customers in an industry-wide effort sponsored by Freddie Mac and the MBAA.

      Costs for Year 2000 compliance include administration of Year 2000 compliance plan, modifications to existing software, updating of systems, a percentage of new software development, and testing costs. Total Year 2000 costs are estimated at $200,000, of which approximately $80,000 was incurred in 1998. Although the Company is developing, and will, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $200,000.

      Vendors for facilities such as telephone and electricity have indicated that they will be Year 2000 compliant by the end of June 1999. The Company believes that it has completed all software updates necessary to upgrade its information source vendors to their proprietary Year 2000 versions. This project is material, but may be unnecessary for Year 2000 compliance as the Company already interprets the 2 digit year representations of these vendors. The Company's results of operations and financial condition could be materially adversely affected by the failure of outside vendors to achieve Year 2000 compliance in a timely manner.

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

      The Company's development of new 32-bit, Year 2000 compliant Windows software for systems that are now running DOS or 16-bit Windows software is currently scheduled for completion during 1999. The use of the new Company generated Windows software is considered a contingency plan for the failure of the existing DOS or 16-bit Windows software running with Year 2000 modifications that interpret the century. Those modifications are currently in place, and were tested for Y2K compliance as of January 31, 1999. Contingency plans for vendor supplied systems are still being developed, and should be complete by end of first quarter 1999.

      All of the Company's systems used in the servicing of customer requests, customer billing, accounting, and payroll have all been upgraded or replaced to meet Year 2000 requirements, and have completed internal compliance testing. All newly purchased systems are being implemented meeting Year 2000 requirements. Most of the employee desktop machines have been either upgraded or replaced to meet Year 2000 requirements, and the remaining employee desktop machines that have not already been upgraded or replaced are scheduled to be either upgraded or replaced by June of 1999.

      Internal compliance testing has been completed successfully, and the Company is now participating in external testing with clients and vendors, both on an individual basis and as part of the MBA Year 2000 Readiness test, in order to ensure client and vendor readiness for the Year 2000. Testing will continue into June of 1999.

Item 7. Financial Statements.


                          FACTUAL DATA CORP.

                   Consolidated Financial Statements
                           December 31, 1998

                          FACTUAL DATA, CORP.





                           Table of Contents




Independent Auditors' Report......................................F - 1

Consolidated Financial Statements

    Consolidated Balance Sheet....................................F - 2

    Consolidated Statements of Income.............................F - 3

    Consolidated Statement of Changes in Shareholders' Equity.....F - 4

    Consolidated Statements of Cash Flows.........................F - 5

Notes to Consolidated Financial Statements........................F - 7

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Factual Data Corp.
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheet of Factual Data Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factual Data Corp. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.





                                /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
February 10, 1999
Denver, Colorado

                          FACTUAL DATA CORP.

                      Consolidated Balance Sheet
                           December 31, 1998


                                   Assets
Current assets
  Cash .................................................     $ 1,093,295
  Short-term investments (Note 4) ......................       2,212,386
  Prepaid expenses and other ...........................         105,964
  Accounts receivable, net (Note 7) ....................       2,919,578
                                                             -----------
     Total current assets ..............................       6,331,223

Property and equipment, net (Notes 5 and 7) ............       2,976,419

Other assets (Notes 2 and 6) ...........................       8,869,259
                                                             -----------

                                                             $18,176,901

                    Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt (Note 7) ...........     $ 1,304,953
  Accounts payable .....................................       2,225,685
  Accrued payroll and expenses .........................         431,441
  Income taxes payable .................................         524,186
  Deferred income taxes (Note 10) ......................          59,291
                                                             -----------
     Total current liabilities .........................       4,545,556

Long-term debt (Note 7) ................................       2,492,571

Deferred income taxes (Note 10) ........................         302,762

Commitments and contingency (Note 11)

Shareholders' equity (Note 8)
 Preferred stock, 1,000,000 shares authorized;
  none issued and outstanding ..........................            --
 Common stock, 10,000,000 shares authorized;
  3,551,346 issued and outstanding .....................       8,614,705
  Retained earnings ....................................       2,221,307
                                                             -----------
     Total shareholders' equity ........................      10,836,012
                                                             -----------

                                                             $18,176,901

                See notes to consolidated financial statements.

                          FACTUAL DATA CORP.

                   Consolidated Statements of Income


                                                      For the Years Ended
                                  December 31,
                                                 ----------------------------
                                                     1997             1998
                                                 -----------      -----------


Revenue
  Information services .....................     $   606,211      $ 6,235,604
  Ancillary income .........................         650,592        1,451,104
  System affiliates ........................       1,428,811        2,198,260
  Proceeds from the sale of Company
   operated territories (Note 12) ..........         714,365             --
  Training, license and other ..............         119,692           58,578
                                                 -----------      -----------
     Total revenue .........................       3,519,671        9,943,546
                                                 -----------      -----------

Operating Expenses
  Costs of services provided ...............       1,301,085        4,986,064
  Costs of Company operated territories sold         506,101             --
  Selling, general and administrative ......         916,521        2,603,589
                                                 -----------      -----------
     Total operating expenses ..............       2,723,707        7,589,653
                                                 -----------      -----------

Income from operations .....................         795,964        2,353,893

Other income (expense)
  Other income .............................          28,806          185,262
  Interest expense .........................         (77,497)        (152,421)
                                                 -----------      -----------
     Total other expense ...................         (48,691)          32,841
                                                 -----------      -----------

Income before income taxes .................         747,273        2,386,734

Income tax expense (Note 10) ...............         244,339          810,000
                                                 -----------      -----------

Net income .................................     $   502,934      $ 1,576,734
                                                 ===========      ===========

Basic earnings per share ...................     $       .28      $       .59
                                                 ===========      ===========

Basic weighted average shares
 outstanding (Note 13) .....................       1,800,000        2,680,753
                                                 ===========      ===========

Diluted earnings per share .................     $       .28      $       .57
                                                 ===========      ===========

Diluted weighted average shares
 outstanding (Note 13) .....................       1,800,000        2,769,214


                See notes to consolidated financial statements.

                          FACTUAL DATA CORP.

       Consolidated Statement of Changes in Shareholders' Equity
            For the Years Ended December 31, 1997 and 1998



                                                  Common Stock                Stock                            Total
                                           ---------------------------     Subscriptions     Retained       Shareholders'
                                             Shares          Amount         Receivable       Earnings          Equity
                                           -----------     -----------     ------------     -----------     -----------

Balance at December 31, 1996 .........       1,800,000     $     2,500     $      (500)     $   141,639     $   143,639

Collection of stock subscription .....            --              --               500             --               500

Net income for the year ended
 December 31, 1997 ...................            --              --              --            502,934         502,934
                                           -----------     -----------     -----------      -----------     -----------

Balance at December 31, 1997 .........       1,800,000           2,500            --            644,573         647,073

Net proceeds of initial public
 offering (net of offering costs
 of $1,474,795) ......................       1,380,000       6,253,205            --               --         6,253,205

Common stock issued in connection with
 business acquisitions (Note 2) ......         371,346       2,359,000            --               --         2,359,000

Net income for the year ended
 December 31, 1998 ...................            --              --              --          1,576,734       1,576,734
                                           -----------     -----------     -----------      -----------     -----------

Balance at December 31, 1998 .........       3,551,346     $ 8,614,705     $      --        $ 2,221,307     $10,836,012
                                           ===========     ===========     ===========      ===========     ===========


                See notes to consolidated financial statements.

                          FACTUAL DATA CORP.

                 Consolidated Statements of Cash Flows


                                                         For the Years Ended
                                                             December 31,
                                                     ----------------------------
                                                        1997             1998
                                                     -----------      -----------
Cash flows from operating activities
  Net income ...................................     $   502,934      $ 1,576,734
                                                     -----------      -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization ..............         355,084          776,094
    Loss on sale of fixed assets ...............            --             25,454
    Deferred income taxes ......................         128,867          240,276
    Basis of non-current assets of territories .         391,330             --
    sold
    Changes in operating assets and
     liabilities
      Accounts receivable ......................        (325,503)      (1,920,392)
      Prepaid expenses and other ...............          10,217          (67,089)
      Other assets .............................         (23,460)         (37,604)
      Accounts payable .........................         111,590        1,323,142
      Accrued payroll, payroll taxes and
       expenses ................................          24,275          125,973
      Accrued taxes and other ..................          30,017          615,987
                                                     -----------      -----------
                                                         702,417        1,081,841
                                                     -----------      -----------
        Net cash provided by operating
         activities ............................       1,205,351        2,658,575
                                                     -----------      -----------

Cash flows from investing activities
  Purchases of property and equipment ..........        (592,868)      (1,206,424)
  Purchases of short-term investments ..........            --         (2,212,386)
  Proceeds from sale of property and equipment .          29,504             --
  Purchase of intangibles ......................            --           (123,809)
  Payments received on note receivable .........         185,000           45,000
  Increase in note receivable ..................         (72,160)            --
  Net cash used in the acquisition of businesses         (50,000)      (3,604,900)
                                                     -----------      -----------
        Net cash used in investing activities ..        (500,524)      (7,102,519)
                                                     -----------      -----------

Cash flows from financing activities
  Line-of-credit, net ..........................         (66,000)            --
  Principal payments on long-term debt .........        (255,078)      (1,149,209)
  Collection of common stock subscription ......             500             --
  Deferred offering costs incurred net of
   accounts payable ............................         (36,491)            --
  Net proceeds in initial public offering
   (net of offering expenses paid of
    $1,438,304) ................................            --          6,289,696
                                                      -----------     ------------
        Net cash (used in) provided by
        financing activities ...................        (357,069)       5,140,487
                                                      -----------     ------------

Net increase in cash and cash equivalents ......         347,758          696,543

Cash and cash equivalents, at
 beginning of period ...........................          48,994          396,752
                                                     -----------      -----------

Cash and cash equivalents, at
  end of period ................................     $   396,752      $ 1,093,295
                                                     ===========      ===========

Continued on following page.


                See notes to consolidated financial statements.

                          FACTUAL DATA CORP.

                 Consolidated Statements of Cash Flows


Continued from previous page.


Supplemental disclosure of cash flow information:

      Interest paid on borrowings for the years ended December 31, 1997 and 1998 was $108,919 and $131,731, respectively.

      Cash paid for income taxes for the years ended December 31, 1997 and 1998 was $36,516 and $155,138, respectively.

Supplemental disclosure of non-cash investing and financing activities:

      During 1997 and 1998, the Company financed fixed assets purchases totaling $50,918 and $892,579, respectively, with notes payable and capital leases.

      During 1997, the Company incurred $61,739 in offering costs that were included in accounts payable.

      During 1997, the Company acquired a business for $50,000 cash and a note payable of $469,419 (Note 2). During 1998, the Company acquired eight companies for $3,604,900 cash, notes payable of $2,899,790 and the issuance of restricted stock of $2,359,000 (Note 2).



                See notes to consolidated financial statements.

                          FACTUAL DATA CORP.

              Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Factual Data Corp was incorporated in the state of Colorado in 1985. The company was established for the purpose of providing information services nationally to financial lending institutions primarily in the mortgage lending industry. In April of 1997, the shareholders of Factual Data Corp and Lenders Resources, Incorporated exchanged all of their outstanding shares of common stock in exchange for 1.8 million shares of common stock in a newly formed holding company called Factual Data Corp. (the Company).

The Company provides information services to lenders from its Company operated offices and 54 franchised and licensed offices. Franchised and licensed offices of the Company are referred to as system affiliates and related revenue derived from such system affiliates is referred to as system affiliate revenues.

In exchange for system affiliate revenue from its system affiliates, the Company provides certain on-going services that include sophisticated technology systems, training, marketing/sales assistance, management, techniques, and policy and procedure manuals.

The Company's sophisticated technology platforms used to develop new products and services allowed the Company to begin providing employee background information under EMPfactsSM QuickPeek IdentifierSM, and Tenant Qualifer reports for employers and landlords.

Principles of Consolidation

The Company's  consolidated financial statements include the accounts of Lenders
Resources  Incorporated,   FDC  Group,  Inc.  and  FDC  Acquisition,   Inc.  All
intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. As of the balance sheet date, balances of cash and cash equivalents at financial banking institutions exceeded the federally insured limit by approximately $627,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

Accounts Receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers and system affiliates related to providing information services. The Company's customers and system affiliates are located throughout the United States.

Because of the credit risks involved, management has provided an allowance for doubtful accounts of approximately $25,000 which reflects its opinion of amounts which will eventually become uncollectible. In the event of a complete default by the Company's customers or system affiliates, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of default.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets which range from three to 39 years.

Intangible Assets

Intangible assets are stated at cost, and consist of goodwill, customer lists, covenants not-to-compete and deferred acquisition costs. Goodwill and customer lists are amortized using the straight-line method over fifteen years. Covenants not-to-compete are amortized over the life of the agreements, which extend up to five years.

Deferred acquisition costs consist of costs associated with the Company's investigation of potential future acquisitions. These costs will be capitalized upon completion of the acquisition or charged to expense if the acquisition is unsuccessful.

Software Development Costs

The Company adopted the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed for Internal Use." Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

Income Taxes

Deferred income taxes result from temporary timing differences. Temporary timing differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from depreciation of fixed assets, amortization of intangibles and accrued vacation.

Revenue Recognition

Information Services

The Company recognizes revenue generated from mortgage credit reports and other information services when the information has been provided to the customer, as substantially all required services have been performed. The services represent revenue earned through Company owned locations.

Ancillary Income

Ancillary income consists of fees charged to licenses and franchises for additional products and services provided to them.

System Affiliate

Pursuant to the various franchise and license agreements, system affiliates are required to pay the Company royalties based on a percentage of sales. In addition, system affiliates providing EMPfactsSM services are required to pay $100 per month for national advertising conducted by the Company.

Royalties as allowed by the franchise and license agreements are accrued based on the percentage of adjusted gross billings, as reported by system affiliates and are included in accounts receivable.

Advertising fees paid to the Company are included in the Company's balance sheet. At December 31, 1998, the Company had collected fees in excess of the amount expended for advertising by approximately $24,000.

Software License Fees

The Company recognizes revenue from the licensing of computer software when the customer accepts the configured master. Subsequent to customer acceptance, the Company has no significant post contract support obligations.

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

Advertising Costs

The Company expenses advertising and promotional expenses as incurred.

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair values as of December 31, 1998 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt outstanding also approximate their fair values as of December 31, 1998 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares plus potential dilutive common shares outstanding which includes common stock options granted under the Company's stock option plan and warrants issued in connection with the Company's IPO.

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

Short-Term Investments

The Company follows Statement of Financial Accounting Standards No. 115 (SFAS 115) to account for investments. Under SFAS No. 115, equity securities which have readily determinable fair values and all investments in debt securities are classified into three categories and accounted for as follows:

o Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

o Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity net of deferred income taxes.

The Company classifies its investments in corporate debt securities with original maturities in excess of three months as short-term investments available for sale. The Company has the ability and intent to sell these securities as needed.

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

Note 1 - Organization and Summary of Significant  Accounting  Policies
(continued)

Recently Issued Accounting Pronouncements (continued)

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

SFAS No.'s 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

Reclassifications

Certain amounts in the 1997 financial statements haven been reclassified to conform with the 1998 presentation.

Note 2 - Acquisition of Assets

During the third and forth quarters of 1998, the Company purchased the assets of seven businesses and acquired another Company in a merger transaction through its wholly owned subsidiary FDC Acquisition, Inc. These transactions have been accounted for as purchases. Amortization of acquired covenants not to compete are over the life of the agreements of two to five years. Customer lists acquired are amortized over fifteen years. Subsequent to December 31, 1998, the Company acquired the assets of three businesses.

The aggregate purchase price of the Company's 1998 acquisitions has been allocated to the assets purchased based on the fair market values on the date of acquisition, as follows:

   Accounts receivable.....................         $366,169
   Computer equipment, furniture and fixtures        463,150
   Prepaid expenses and other assets.......           45,942
   Non-compete agreements..................          450,000
   Customer lists..........................        7,924,744
   Liabilities assumed.....................         (386,315)
                                                  ----------
       Subtotal............................        8,863,690
   Notes payable less imputed discount.....       (2,899,790)
   Common stock issued                            (2,359,000)
                                                  ----------

   Cash paid, net..........................       $3,604,900
                                                  ==========

The following table depicts the unaudited pro forma results of the Company giving effect to its 1998 and January 1999 acquisitions as if they occurred on January 1, 1997. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had these acquisitions occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                                         Year Ended
                                                        December 31,
                                                   -----------------------
                                                     1997           1998
                                                   -------        --------


Revenue.....................                     $17,422,753     $23,970,038
                                                 ===========     ===========

Net income after taxes......                     $   373,146     $ 2,993,917
                                                 ===========     ===========

Basic earnings per share....                     $       .18     $      1.02
                                                 ===========     ===========

Diluted earnings per share..                     $       .18     $       .99
                                                 ===========     ===========

The Company pays an entity owned by a stockholder a commission on all successfully completed business acquisitions in which the entity is actively involved. During the year ended December 31, 1998, the Company paid related commissions on successful business acquisitions of approximately $70,000.


Note 3 - Employee Benefit Plan

The Company adopted a 401(k) plan effective November 1, 1998. Participation is voluntary and employees are eligible to participate at age 21 and after one month of employment with the Company. The Company matches 50% of the employees contribution up to 4% of the employee's salary.

A participant's vested benefits if fairly distributed upon death or disability and is distributed upon termination of employment according to the following vesting schedule:

    Years of Service     Percentage
    ----------------     ----------


          1                    20%
          2                    40%
          3                    60%
          4                    80%
          5                    100%

The Company contributed $9,031 to the Plan for the year ended December 31, 1998.


Note 4 - Investment Securities

Due to the types of investments, the fair market values approximate the carrying value as of December 31, 1998, therefore, no unrealized gain or loss has been recorded.

The Company's investments are classified as available-for-sale and include the following:

      Corporate debt securities                     $  743,688
      U.S. Government debt securities                1,468,698
                                                    ----------

                                                    $2,212,386
                                                    ==========

Note 5 - Property and Equipment

Property and equipment consists of the following:
                                                               December 31,
                                                                   1998
                                                               -----------

    Computer equipment and software....................          $1,895,551
    Furniture and fixtures.............................           1,853,048
    Software development costs.........................             947,477
    Leasehold improvements.............................             198,402
    Vehicles...........................................             149,626
                                                                 ----------
                                                                  5,044,104
       Less accumulated depreciation...................          (2,067,685)
                                                                 ----------

                                                                 $2,976,419
                                                                 ==========


Note 6 - Other Assets

Other assets consist of the following:
                                                               December 31,
                                                                  1998
                                                               ------------


    Deposits and other.................................          $   91,385
    Customer lists (Note 2)............................           8,370,673
    Goodwill...........................................               8,771
    Covenants not to compete (Note 2)..................             498,750
    License agreement..................................              75,000
    Deferred acquisition costs and other...............              48,810
                                                                 ----------
                                                                  9,093,389
       Less accumulated amortization...................            (224,130)
                                                                 ----------

                                                                 $8,869,259
                                                                 ==========

Note 7 - Long-Term Debt

Long-Term Obligations
                                                               December 31,
                                                                   1998
                                                               ------------
Long-term debt obligations consist of the following:

Unsecured  note  payable to a  corporation  incurred  in the acquisition  of a  business.  Note is  payable  in  monthly installments  of $9,667.  Note is non interest  bearing and
 matures May 2000......................................           $155,042

Unsecured note payable to a corporation,  monthly  principal and  interest  payments of $6,000  through  November  1999.
 Interest at 9.5%......................................             90,655

Unsecured  note payable to a individual,  monthly  principal payments  are the  greater of $750 or 5% of gross  billable revenue  of a certain  corporate-owned  franchise  with the
 balance due August 31, 2002.  Interest at 8.5%........             57,640

Various  notes  payable to financial  institutions.  Monthly principal  and  interest  payments  ranging  from  $394  to
 $855.  Interest  rates  vary  from  7.7%  to  8.15%.  Notes mature at various  times  ranging  from May 2001 to October
 2003.  Notes are  collateralized  by certain  fixed  assets
 and automobiles.......................................             65,039

Note payable to a corporation  incurred in an acquisition of a business.  Quarterly  principal and interest  payments of
 $95,450  through  June  2003.   Interest  at  8%.  Note  is
 collateralized by a security  agreement and assets acquired
 in the acquisition....................................           1,430,991

Notes payable to two individuals  and a related  corporation incurred in the  acquisition  of a business.  The Notes are payable  by the  following  terms:  lump  sum  payment  due
 January  1,  1999 in the  amount  of  $61,500  and  monthly principal  payments of $12,501  through August 2000.  Notes are  non-interest  bearing  and are  secured  by a security
 agreement and assets acquired in the acquisition......            343,135

Various notes payable to corporations  incurred  in  several
 acquisitions.   Quarterly   principal   payments   totaling
 $52,500.  Notes are non interest bearing and are  beginning
 September  2000 to  October  2000.  Notes are  secured by a
 382,691  security agreement  and   assets  acquired  in the
 acquisitions..........................................            382,691

                                                               December 31,
                                                                  1998
                                                               ------------
Notes  payable to a  corporation  incurred in  acquisitions.
 Monthly principal  payments totaling $9,027.  Notes are non
 interest    bearing    and    expires    September    2000.
 Collateralized  by security  agreement and assets  acquired
 in the acquisition....................................            456,029

Various  capital  leases  with  monthly  payments   totaling
 $18,285,  including  interest and expiring through December
 2003.  Collateralized  by office  furniture and  equipment.
 The net  book  value at  December  31,  1998 for the  fixed
 assets leased amounte to $811,795....................             816,302
                                                                  --------
                                                                 3,797,524
   Less current portion                                         (1,304,953)

                                                                $2,492,571
                                                                ==========

As of December 31, 1998, future maturities of long-term obligations are as follows:

                                    Long-term       Capital
Year ending December 31,               Debt          Leases          Total
                                   ------------   -----------     -----------


         1999.............         $1,165,510      $  216,194     $1,381,704
         2000.............            884,035         219,961      1,103,996
         2001.............            341,399         219,961        561,360
         2002.............            360,705         219,961        580,666
         2003.............            216,933         159,874        376,807
         Thereafter.......             12,640              -          12,640
                                   ----------      ----------     ----------
                                    2,981,222       1,035,951      4,017,173
         Less amount
         representing interest.            -         (219,649)      (219,649)
                                   ----------      ----------     ----------
         Total principal..          2,981,222         816,302      3,797,524
         Less current portion      (1,165,510)       (139,443)    (1,304,953)
                                   ----------      ----------     ----------

                                   $1,815,712      $  676,859     $2,492,571
                                   ==========      ==========     ==========

Note 8 - Shareholders' Equity

Warrants

The Company has reserved (i) 1.5 million shares of Common Stock for issuance on exercise of 1.5 million warrants issued with respect to its initial public offering, (ii) 120,000 shares of Common Stock for issuance on exercise of options granted to the Company's underwriters of its initial public offering, and (iii) 200,000 shares of Common Stock for issuance on exercise of options issued under the Company's 1997 Stock Incentive Plan (the "ISOs"), of which options to purchase 31,500 shares had been granted as of December 31, 1998. With respect to the Warrants, (a) 1.38 million have an exercise price of $7.15 per share and do not expire until May 13, 2001 (the "Redeemable Warrants"); and (b) 120,000 have an exercise price of $9.15 per share and do not expire until May 13, 2002. Commencing on May 13, 1999, the Redeemable Warrants may be redeemed by the Company, in whole but not in part, at a price of $.05 per Redeemable Warrant at such time as the closing bid price of the Common Stock equals or exceeds $10.73 (150% of the exercise price) for 20 consecutive trading days. The Underwriter Options have an exercise price of $7.04 per share and do not expire until May 13, 2004.

Stock Option Plan

Management of the Company has adopted a stock option plan whereby the Board of Directors can issue both tax qualified and nonqualified options to officers, employees, consultants and others. Under the plan, 200,000 shares of the Company's stock is reserved for options to be issued in the future. The Company issued 22,000 shares to employees under the plan in connection with its IPO of which 21,500 shares were outstanding at December 31, 1998. These shares vest equally over three years from the date of grant. The following summarizes the activity under the Company's stock option plan:


                                   Number of      Exercise
                                     Shares         Price       Expiration
                                   ---------     -----------   ------------

Balance  at January 1, 1997
 and 1998                              -              -

Stock options granted                32,000     $5.50 - 6.50  May 2001-June 2001

Stock options cancelled                (500)            5.50  May 2001
                                    --------    ------------

Balance at December 31,
 1998                                31,500     $5.50 - 6.50  May 2001-June 2001
                                    ========    ============

Stock Option Plan (continued)

The weighted average exercise price at December 31, 1998 was $5.74 and the weighted average remaining contractual life of the Company's options was 2.42 years.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, there would not be a material effect on 1998 net income. The fair value of each grant option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 0%; expected volatility of 35%; discount rate of 5.5% and expected lives of 3 years.


Note 9 - Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1997 and 1998. Total revenue in one business segment includes information services which represent sales by Company operated territories, in another segment, ancillary revenues, the third segment consists of system affiliate revenue and training, license, and other revenues with the fourth segment being sales of Company operated territories, as reported in the Company's consolidated financial statements.

Identifiable assets by business segment are those assets used in the Company's operation of each segment.


                                                           System
                                                         Affiliates      Sales of
                                                        and License,     Company
                          Information     Ancillary     Training and     Operated
                            Services        Income         Other        Territories      Totals
                           ----------     ----------     ----------     ----------     ----------
December 31, 1997
Net sales ............     $  606,211     $  650,592     $1,548,503     $  714,365     $3,519,671
Cost of services and
 territory sales .....     $  236,640     $     --       $1,064,445     $  506,101     $1,807,186
Gross profit .........     $  369,571     $  650,592     $  484,058     $  208,264     $1,712,485
  Total assets .......     $1,364,049     $     --       $1,500,036     $     --       $2,864,085
Depreciation and
 amortization ........     $  111,100     $     --       $  214,824     $   29,160     $  355,084
Capital expenditures .     $    2,069     $     --       $  590,799     $     --       $  592,868



                                                           System
                                                         Affiliates      Sales of
                                                        and License,     Company
                          Information     Ancillary     Training and     Operated
                            Services        Income         Other        Territories   Totals
                           ----------     ----------     ----------     ----------  ----------

December 31, 1998
Net sales .............     $ 6,235,604     $ 1,451,104     $ 2,256,838     $--     $ 9,943,546
Cost of services and
 territory sales ......     $ 3,988,948     $      --       $   997,116     $--     $ 4,986,064
Gross profit ..........     $ 2,246,656     $ 1,451,104     $ 1,259,722     $--     $ 4,957,482
Total assets ..........     $17,006,221     $      --       $ 1,170,680     $--     $18,176,904
Depreciation and
 amortization .........     $   671,484     $      --       $   104,610     $--     $   776,094
 Capital expenditures .     $ 1,833,284     $      --       $   265,719     $--     $ 2,099,003


Note 10 - Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized.

The components of the provision for income tax expense for the year ended December 31, 1997 and 1998 are as follows:
                                                          December 31,
                                                   -----------------------
                                                      1997          1998
                                                   -----------   ---------


   Current.................................         $115,472      $661,236
   Deferred................................          128,867       148,764
                                                    --------      --------

                                                    $244,339      $810,000
                                                    ========      ========

The deferred income tax assets and liabilities result primarily from differing depreciation and amortization periods of certain assets, research and development credits, and the recognition of certain expenses for financial statement purposes and not for tax purposes.

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items:
                                                    December 31,
                                                        1998
                                                   ---------------


   Current deferred tax asset..............         $   48,090
   Current deferred tax liability..........           (107,381)
                                                    ----------

                                                    $  (59,291)
                                                    ==========

   Long-term deferred tax asset............         $   30,529
   Long-term deferred tax liability........           (333,291)
                                                    ----------

                                                    $ (302,762)
                                                    ==========

Rate Reconciliation

The reconciliation of income tax expense by applying the Federal statutory tax rates to the Company's effective income tax rate is as follows:

                                                          December 31,
                                                   -----------------------
                                                      1997          1998
                                                   -----------   ---------


Federal statutory rate.....................              34.0%         34.0%
State tax on income, net of federal income tax            3.3           3.3
  benefit..................................
Research tax credits.......................              (3.6)        (1.0)
Other, net.................................              (1.0)        (2.4)
                                                    ---------     --------

                                                         32.7%        33.9%
                                                     ========     ========


Note 11 - Commitments

During 1998, the Company relocated its corporate office and began a new 20 year lease. The lease is an operating lease agreement which provides for the monthly payment of $23,483 and expires March 2018. Rent expense under this operating lease and the previous corporate office lease totaled $147,452 and $276,053 for the years ended December 31, 1997 and 1998, respectively.

The Company assumed various other operating leases for equipment and office space in connection with its business acquisitions described in Note 2. The leases have expiration dates ranging from 1999 to 2003. Payments on these leases totaled $139,222 in 1998. In addition, the Company signed two new leases in 1998 for office space to consolidate several acquired offices within the same cities. These leases expire in 2008 and 2009. Payments on these leases totaled $21,658 in 1998.

Future minimum annual lease payments are as follows:

      Year Ended December 31,

             1999..........................         $1,026,585
             2000..........................            887,348
             2001..........................            871,129
             2002..........................            850,934
             2003..........................            793,341
             Thereafter....................          7,715,507
                                                    ----------

                                                   $12,144,844
                                                   ===========

The Company is subject from time to time to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

The Company maintains a self-insured medical insurance program for its employees. The Company reimburses employees for qualified medical services up to $10,000 per employee per plan year. The reimbursement owed to employees as of December 31, 1998 amounted to approximately $42,000.


Note 12 - Sale of Territories

In January 1997, the Company sold its Texas territories which were reacquired by the Company from certain franchisees from 1990 to 1995. The sales price was $714,000 which was paid in cash. The purchaser acquired accounts receivable of $115,000, net intangibles of $276,000, and net fixed assets of $115,000. In the third quarter of 1998, the Company repurchased these territories for approximately $1,600,000 (Note 2).

Note 13 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                        For the Year Ended December 31, 1998
                                        ------------------------------------
                                           Income       Shares      Per-Share
                                        (Numerator) (Denominator)    Amount
                                        -----------  -----------   ----------


Net income                               $ 1,576,734

Basic EPS
  Weighted average beginning
  shares outstanding                              -   1,800,000
  Weighted average IPO shares
   issued                                         -     850,220
  Weighted average shares issued
  in business acquisitions                        -      30,534
                                         ----------- ----------
  Income available to common
   stockholders                            1,576,734  2,680,753    $     .59
                                                                   =========

Effect of Dilutive Common Stock
  Options                                                11,897
  Warrants                                        -      76,564

Diluted EPS
  Income available to common
   stockholders plus assumed
   conversions                           $ 1,576,734  2,769,214    $    .57
                                         ===========  =========    =========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9.    Directors,   Executive  Officers,  Promoters  and  Control
           Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

      The executive officers and directors of the Company are as follows:

Name                     Age                       Position

Jerald H. Donnan          53              Chairman of the Board,  Chief
                                          Executive Officer and President

Marcia R. Donnan          54              Executive Vice President

Todd A. Neiberger         34              Chief  Financial  Officer and
                                          a Director

Russell E. Donnan         34              Vice President

James N. Donnan           27              Vice President and a Director

Robert J. Terry           58              Director

Abdul H. Rajput           51              Director


      The Company's Articles of Incorporation provide for a Board of Directors, the size of which is set by the Board of Directors. The current Board of Directors consists of five members. All directors hold office until the next annual meeting of shareholders, or until their successors have been elected. Officers serve at the discretion of the Board of Directors, except for Jerald H. Donnan and Marcia R. Donnan who are employed pursuant to employment agreements.

      Jerald H. Donnan, Chairman of the Board, Chief Executive Officer and President, has been with the Company since its incorporation in January 1985. He is responsible for oversight of corporate development and services, and is responsible for operations, technical development and policies and procedures. Mr. Donnan's early career experience includes 15 years with Avco Financial Services, Inc. where he was responsible for lending and collecting a multi-hundred million dollar portfolio and managing geographically diverse branches with many employees. Mr. Donnan was a founding member and past president of the National Credit Reporting Association, a trade association founded to promote ethical standards and fair competition within the credit reporting industry.

      Marcia R. Donnan, Executive Vice President, has been with the Company since its incorporation in January 1985. She is responsible for compliance with the FCRA and all other federal, state and local laws as they apply to the gathering, processing and distribution of credit information. Staff training and education are also areas of her primary responsibility. Ms. Donnan spent 15 years in credit reporting with Credit Information Systems (formerly Credit Bureau of Council Bluffs, Inc.) as operations manager, prior to co-founding Factual Data Corp. in 1985. Ms. Donnan is active in Associated Credit Bureaus, Inc., a credit reporting association, and she concluded a second term as director in January 1997.

      Todd A. Neiberger, Chief Financial Officer and a Director, joined the Company in March 1995. Mr. Neiberger graduated from the University of Northern Colorado in 1987 with a degree in accounting. Mr. Neiberger has 10 years experience in staff, senior and management level positions with various public accounting firms. From 1994 through 1995, he served as the audit manager of Rickards & Co. P.C., and from 1991 through 1993 he served as the tax manager for Krutchen & Co., both Fort Collins, Colorado based certified public accounting firms. From 1988 through 1990 he was employed with Lemke, Feis & Co., P.C., a certified public accounting firm, as a staff and senior level accountant in the audit and tax department. Mr. Neiberger is a Certified Public Accountant and a member of the Colorado Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

      Russell E. Donnan, Vice President, has been employed by the Company since August 1993. He is responsible for technical project management for software and support services. Before coming to Factual Data Corp., he was a senior design engineer at Apple Computer in the Power Book division from February 1992 to August 1993. He is experienced in the super computer field and was previously employed by Convex Computer (1990-1992) and as a founding member and employee of Key Computer (1988-1990), now a subsidiary of Amdahl Corporation. Mr. Donnan graduated from Ohio State University in 1987 with a degree in electrical engineering.

      James N. Donnan, Vice President and a Director, has been employed by the Company on a full-time basis since 1994, and prior to that, on a part-time basis since 1986. He is responsible for management of Company operated mortgage credit reporting production offices and EMPfacts employment screening operations. His duties also include overall sales, growth and customer service development. Mr. Donnan graduated from Colorado State University in 1994 with a degree in history.

      Robert J. Terry has been a Director since February 1998. From February 1994 to his retirement in January 1998, Mr. Terry served as a director, president and chief operating officer of Mail-Well, Inc., a publicly traded envelope manufacturer and printing company. From January 1992 to February 1994, Mr. Terry served as executive vice president of Mail-Well Envelope, a subsidiary of Georgia Pacific. From June 1989 to December 1991, Mr. Terry served as regional vice president for Butler Paper in Englewood, Colorado. Mr. Terry obtained a Bachelor of Science degree in Business from DePaul University in 1963 and attended the Executive Program at the University of Michigan in 1988.

      Abdul H. Rajput has been a Director since February 1998. From 1991 to September 1998, Mr. Rajput was employed in San Diego, California, by Bank of America, a federal savings bank and a subsidiary of Bank America Corp., where he held the position of executive vice president, administrative services. Presently, Mr. Rajput is executive vice president of national operations of GreenPoint Credit Corp. From 1990 and until its acquisition by the Company in August, 1998, Mr. Rajput owned and operated Factual Data Minnesota, Inc., one of the Company's now former franchises which operates in Minnesota and Iowa. From 1980 to 1989, Mr. Rajput was employed by Green Tree Financial Corp., St. Paul, Minnesota, initially as vice president and then senior vice president for administration. Mr. Rajput also serves on the board of directors of GreenPoint Credit Corp. Mr. Rajput obtained a Bachelor of Science degree in Mathematics and a Master of Science degree in Statistics from the University of Sind, Pakistan, in 1968 and 1970, respectively.

      Russell and James Donnan are sons of Jerald and Marcia Donnan who are husband and wife.

Director Compensation

      Employee directors of the Company do not receive any fixed compensation for their services as directors while non-employee directors presently receive compensation of $7,500 annually plus a $500 travel allowance per calendar quarter.

Board Committees

      The Company has two Committees, an Audit Committee and Compensation Committee. Messrs. Terry and Rajput, the two independent directors, serve on each committee. Mr. Jerald Donnan, President of the Company, also serves on each committee.

      The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Stock Incentive Plan. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based on a review of the record, the Company believes that all reports required to be filed by its officers, directors and principal shareholders under
Section 16(a) of the Securities Exchange Act of 1934 have been duly filed.

Item 10.   Executive Compensation.

      The following table sets forth compensation awarded by the Company to Jerald H. Donnan, its Chief Executive Officer and President, and Marcia R. Donnan, its Executive Vice President, for services rendered during fiscal 1995, 1996 and 1997. Jerald H. Donnan and Marcia R. Donnan are husband and wife. No other persons serving as an executive officer during the reported years received compensation in excess of $100,000 during any of those years.

                     SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation
                                                                   -------------------------------
                                          Annual Compensation               Awards         Payouts
                                     ----------------------------  ---------------------  --------
                                                                   Restricted Securities
                                                        Other        Stock    Underlying    LTIP       All Other
     Name and               Fiscal   Salary   Bonus     Annual      Award(s)   Options/   Payouts   Compensation
Principal Position   Year     ($)     (&)      ($)   Compensation     ($)        SARs      ($)          ($)
------------------  ------  -------  -------  -----  ------------  ---------  --------  ----------  ------------

Jerald H. Donnan     1998  105,100   9,300     --          --           --       --        --           3,061
President, Chief     1997   82,445    --       --          --           --       --        --          10,265
Executive Officer    1996   48,031    --       --          --           --       --        --          10,220

Marcia R. Donnan     1998  105,100   9,300     --          --           --       --        --           4,107
Executive Vice       1997   93,773    --       --          --           --       --        --           6,093
President            1996   89,217    --       --          --           --       --        --           8,137
------------------

*Consists of certain health and accident insurance benefits and automobile expense reimbursements.

Employment Agreements

      Jerald H. Donnan and Marcia R. Donnan are parties to three year employment agreements with the Company effective July 1, 1997. Each of Mr. and Ms. Donnan is entitled to health and accident insurance benefits and certain automobile reimbursements. Both employment agreements also provide that if the employee is terminated due to a change in control of the Company, then they are entitled to severance pay equal to the product of 2.99 times the previous year's pay (including bonuses). The employment agreements contain customary provisions as to death, disability and termination for cause.

Stock Incentive Plan

      In April 1997, the Company adopted the 1997 Stock Incentive Plan (the "Stock Incentive Plan"). The purpose of the Stock Incentive Plan is to provide continuing incentives to the Company's key employees, which may include officers and members of the Board of Directors. The Stock Incentive Plan provides for an authorization of 200,000 shares of Common Stock for issuance thereunder. Under the Stock Incentive Plan, the Company may grant to participants awards of stock options and restricted stock or any combination thereof.

      The Stock Incentive Plan is to be administered by the Compensation Committee of the Board of Directors composed of at least one disinterested member. Subject to the terms of the Stock Incentive Plan, the Compensation Committee determines, among other matters, the persons to whom awards are granted, the type of award granted, the number of shares granted, the vesting schedule, employment requirements or performance goals relating to restricted stock awards, the type of consideration to be paid to the Company upon exercise of options and the terms of any option (which cannot exceed ten years).

      Under the stock option component of the Stock Incentive Plan, the Company may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and options which are not qualified as incentive stock options; provided that incentive stock options cannot be granted to any participant who is not an employee of the Company. Stock options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of the Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant, and the term of these options cannot exceed five years. Options granted under the Stock Incentive Plan are not transferable otherwise than by will or the laws of descent and distribution and, during the lifetime of the optionholder, options are exercisable only by such optionholder. In addition, outstanding options may not be exercised more than three months (but in no event beyond the expiration date of the option) after the optionholder ceases to be an employee of the Company, except that in the event of the death or permanent and total disability of the optionholder, the option may be exercised by the holder (or his estate, as the case may be) until the first to occur of the expiration of the option period or the expiration of one year after the date of death or permanent or total disability. The exercise price may be paid in cash, in shares of Common Stock (valued at fair market value at the date of exercise) by delivery of a promissory note or by a combination of such means of payment, as may be determined by the Compensation Committee.

      Upon a change in control (as defined in the Stock Incentive Plan) of the Company, all stock options granted under the Stock Incentive Plan will become exercisable in full, and all restricted stock grants will become immediately vested and any applicable restrictions will lapse. Also, in the event the number of outstanding shares of Common Stock is increased or decreased or changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another company whether as the result of stock split, stock dividend, combination or exchange of shares, merger or otherwise, each share subject to an unexercised option shall be substituted for the number and kind of shares of stock into which each share of the outstanding Common Stock is to be changed for which each such share is to be exchanged and the option price shall be increased or decreased proportionately.

      As of March 24, 1999, options to purchase 31,500 shares of Common Stock had been granted to certain employees and two non-executive directors of the Company (26,500 shares at an exercise price of $5.50 per share and 5,000 shares at $6.50 per share).

Item 11.   Security   Ownership  of  Certain  Beneficial  Owners  and
           Management.

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 24, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                                                  Shares Beneficially
                                                         Owned
                                                  -------------------
                                                           Percent of
                                                  Number  Outstanding
                                                  ------- ------------
Executive Officers & Directors(1)
Jerald H. Donnan(2).........................     630,000       17.7%
Marcia R. Donnan(2).........................     630,000       17.7
Russell E. Donnan(2)........................     270,000        7.6
James N. Donnan(2)..........................     270,000        7.6
Todd A. Neiberger(3)........................       5,000         *
Robert J. Terry(4)..........................       5,000         *
Abdul H. Rajput(4)..........................       5,000         *
All officers and directors as a group
 (seven persons)............................   1,815,000       51.1

Other Beneficial Owners(5)
Kennedy Capital Management..................     126,650        5.3%
Quilcap Corp. (shared voting & investment
  power)....................................     264,800        7.5
------------------

*Less than 1%

(1)The address for each of the Donnans and Mr. Neiberger is 5200 Hahns Peak Drive, Loveland, Colorado 80538; the address for Mr. Terry is 5402 South Cottonwood Court, Greenwood Village, Colorado 80121; and the address for Mr. Rajput is Post Office Box 8310, Rancho Santa Fe, California 82067.

(2)Shares beneficially owned include an aggregate of 500,000 shares of Common Stock held in custody and subject to release to the Company's shareholders in 2003 or earlier upon the Company reaching certain performance objectives. For further information regarding the terms of such custody arrangement, see immediately below.

(3)Represents options to purchase shares of Common Stock at $6.50 per share which are presently exercisable.

(4)Represents options to purchase shares of Common Stock at $5.50 per share which are presently exercisable.

(5)The address for Kennedy Capital Management is 10829 Olive Boulevard, St. Louis, Missouri 63141 and for Quilcap Corp. is 375 Park Avenue, Suite 1404, New York, New York 10152.

      As a condition to its initial public offering, the four Donanns listed in the ownership table above were required to deposit an aggregate of 500,000 shares of Common Stock of the Company owned by such shareholders (on a pro-rata basis) in custody pursuant to a custody agreement with American Securities Transfer & Trust, Inc. and the representative of the underwriters. The Common Stock deposited in the custody account will be subject to release to the shareholders upon the earlier of: (i) the Company achieving pre-tax net income (excluding extraordinary items) of $3,000,000 in the four complete calendar quarters immediately subsequent to May 13, 1998; (ii) the Company achieving pre-tax net income (but excluding extraordinary items) of $8,000,000 in the four complete calendar quarters commencing one year after May 13, 1998; (iii) a merger or sale of all or substantially all of the Company's assets if such transaction is approved by the holders of a majority of the Company's outstanding shares not including shares held by parties to the custody agreement; or (iv) seven years after May 13, 1998. The determination of net income will be made in accordance with generally accepted accounting principles and will be based upon the audited financial statements of the Company. The shares held in custody are not transferable or assignable, although they may be voted by the holder.

Item 12.   Certain Relationships and Related Transactions.

      Jerald H. Donnan and Marcia R. Donnan personally guaranteed a $500,000 loan from a financial institution in 1995. No separate consideration was paid for such guarantee. The balance of the loan of $435,000 was paid using a portion of the proceeds from the Company's initial public offering completed May 13, 1998.

      On September 16,1998, the Company closed its acquisition of the assets of Factual Data Minnesota, Inc. ("FD Minnesota") pursuant to an Asset Purchase Agreement (the "Agreement"). Since 1990, FD Minnesota had been a franchisee of the Company located in the Saint Paul, Minnesota area and operating in Minnesota and Iowa. Pursuant to the Agreement, the Company acquired the fixed assets, contract rights, intellectual property rights to trade names and computer software, personnel files, books and records, deposits, prepaid assets and the goodwill of FD Minnesota in exchange for $353,243 cash paid at closing and a non-interest bearing promissory note in the principal amount of $353,243 payable in twenty-four equal monthly installments commencing September 1, 1998. The note is secured by a lien on all of the assets purchased pursuant to the Agreement. The Company also assumed the lease obligations on the FD Minnesota facility and continues operations of FD Minnesota at such facility. In connection with the purchase, the Company entered into two year non-competition agreements with the two shareholders of FD Minnesota.

      Abdul Rajput, one of the shareholders of FD Minnesota, has been a director of the Company since February 1998. Mr. Rajput disclosed all of the material facts as to his relationship and interest in FD Minnesota and abstained from voting on the acquisition. The acquisition was approved by all of the remaining directors of the Company and the acquisition was made on terms believed by the Board to be no less favorable than could have been obtained from an unaffiliated party. The Company retained an independent firm of certified public accountants to appraise the fair market value of the operating assets, excluding cash and accounts receivable, of FD Minnesota. Based on such firm's study and analytical review procedures such firm concluded that a reasonable estimate of the fair market value of the operating assets, excluding cash and accounts receivable, of FD Minnesota as of May 31, 1998 was $720,000.

      The Company has adopted a policy that all transactions between the Company and its officers, directors and 5% or more shareholders are subject to approval by a majority of the disinterested independent directors of the Company. Any such transactions will be on terms believed to be no less favorable than could be obtained from unaffiliated parties.

Item 13.   Exhibits and Reports on Form 8-K.

      (a)  Exhibits  Filed  Herewith or  Incorporated  by Reference to
           Previous   Filings  with  the   Securities   and  Exchange
           Commission:

      (1) The following exhibits were included with the initial filing of the Company's Registration Statement #333-47051, or amendments thereto, effective May 13, 1998 and are hereby incorporated by reference:

      Exhibit
      Number                        Exhibit

       1.1        -- Revised form of Underwriting Agreement.
       1.3        -- Form of Selected Dealers Agreement.
       1.4        -- Revised form of Warrant Exercise Fee Agreement.
       1.5        -- Form of Custody Agreement.
       3.1        -- Restated and Amended Articles of Incorporation.
       3.2        -- Amended Bylaws of the Registrant.
       4.1        -- Specimen   Common   Stock   Certificate   of   the
                     Registrant.
       4.2        -- Specimen Warrant Certificate of the Registrant.
       4.3        -- Form of  Representative's  Option for the Purchase
                     of Common Stock.
       4.3A       --   Revised form of  Representative's  Option for
                     the Purchase of Warrants.
       4.4        -- Form of Warrant Agreement.
       10.1       --   Office  Lease  between  FDC Office I, LLC and
                     Lenders  Resource  Incorporated  dated  August 14,
                     1997 and as amended December 26, 1997.
       10.2       -- Registrant's 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.
       10.3       --   Employment Agreement with Jerald H. Donnan.
       10.3A      -- Amendment  to  Employment  Agreement  of Jerald H.
                     Donnan dated March 31, 1998.
       10.4       --   Employment Agreement with Marcia R. Donnan.
       10.4A      -- Amendment  to  Employment  Agreement  of Marcia R.
                     Donnan dated March 31, 1998.
       10.5       --   Form of Indemnification Agreement.
       10.6A      -- Form of Franchise Agreement.
       10.6B      -- Form of License Agreement.
       10.6C      -- Credit  Reporting  Service  Agreement  with  Trans
                     Union Corporation.
       10.6D      -- Agreement    for    Service--Consumer    Reporting
                     Agencies   with   Equifax    Credit    Information
                     Services, Inc.
       10.6E      -- Reseller   Services    Agreement   with   Experian
                     Information Solutions, Inc.
       10.6F      -- Asset Purchase  Agreement  between the Company and
                     Mirocon, Inc. dated December 1, 1997.

       10.6H      -- Asset  Purchase  Agreement  between  Factual  Data
                     Corp  and  C  B  Unlimited,   Inc.  regarding  the
                     Indiana territory.
       10.6I      -- Purchase   Agreement   by  and  between   Landmark
                     Financial Services, Inc. and Factual Data Corp. regarding the Texas territories.

      (2) Filed as exhibits to Reports on Form 8-K of the Company are the following, which are incorporated by reference:

      Date of
       Filing                             Exhibit

      August 25, 1998     Asset Purchase Agreement--FD Northwest, Inc.

      August 25, 1998     AssetPurchase Agreement--American Credit
                           Connection, Inc.

      August 25, 1998     Asset   Purchase   Agreement--Heritage   Credit
                           Reporting, Inc.

      September 16, 1998  Asset   Purchase    Agreement--Factual   Data
                           Minnesota, Inc.

      October 15, 1998    Asset  Purchase  Agreement--Landmark  Financial
                           Services, Inc.

      October 31, 1998    Asset  Purchase  Agreement--ARI  of Minnetonka,
                           Inc.

      December 16, 1998   Plan and Agreement of  Merger--Mortgage  Credit
                           Services, Inc.

      January 5, 1999     Asset  Purchase  Agreement--Oxbow  Enterprises,
                           Inc.

      January 19, 1999    Asset  Purchase   Agreement--Premier   Mortgage
                           Services, Inc.

      (3)  Filed herewith:

      Exhibit
      Number                        Description

        21           List of Subsidiaries
        27           Financial Data Schedule

      (b)  Reports on Form 8-K Filed During the Quarter Ended December
           31, 1998:

      Date of Report      Item Reported        Financial Statements Filed

      September 16, 1998  Item 2--Factual             Yes *
                          Data Minnesota, Inc.

      October 15, 1998    Item 2--Landmark            Yes *
                          Financial Services, Inc.

      October 31, 1998    Item 2--ARI of              No **
                          Minnetonka, Inc.

      December 16, 1998   Item 2--Mortgage Credit     Yes ***
                          Services, Inc.
----------------

*  Filed on Form 8-K/A on November 24, 1998.

** Immaterail acquisition, hence no financial statements filed.

***Filed on Form 8-K/A dated February 25, 1999.

                             SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FACTUAL DATA CORP.


Date:  March 25, 1999                     By:/s/ Jerald H. Donnan
                                             --------------------------
                                                 Jerald H. Donnan,  Chairman,
                                                  President and Chief Executive
                                                  Officer


      In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Title                 Date

/s/Jerald H. Donnan       Chairman of the Board       March 25, 1999
   Jerald H. Donna         of Directors, President
                           and Chief Executive
                           Officer (Principal
                           Executive Officer)

/s/Todd A. Neiberger      Chief Financial             March 25, 1999
   Todd A. Neiberger       Officer  and a Director
                           (PrincipalFinancial
                           and Accounting Officer)

/s/James N.  Donnan       Vice President and a        March 25, 1999
   James N. Donnan         Director

/s/ Robert J. Terry       Director                    March 25, 1999
    Robert J. Terry

/s/ Abdul H. Rajput       Director                    March 25, 1999
    Abdul H. Rajput

                            EXHIBIT INDEX


Exhibit
  No.                Description

21              Subsidiaries of Registrant

27              Financial Data Schedule