Form 10QSB
period 1999-03-31
FACTUAL DATA CORP
filed 1999-05-13
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1999.

         Class                                         Number of Shares
      Common Stock                                        5,463,897


Transitional Small Business Disclosure Format: [   ] Yes [X] No

                               FACTUAL DATA CORP.

                                      INDEX




PART I.   Financial Information                               Page No.


 Item 1.   Financial Statements

           Consolidated Balance Sheets - March 31, 1999
            (Unaudited) and December 31, 1998                    3


            Unaudited Consolidated Statements of Income - For
             the Three Months Ended March 31, 1999 and
             March 31, 1998                                      4

            Unaudited Consolidated  Statements of Cash
             Flows -- For the Three Months
             Ended March 31, 1999 and March 31, 1998            5

            Notes to Unaudited Consolidated Financial
             Statements                                         6

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations   7-10



PART II.  Other Information


 Item 1.   Legal Proceedings                                   11

 Item 2.   Changes in Securities and Use of Proceeds           11

 Item 6.   Exhibits and Reports on Form 8-K                    11

           SIGNATURES                                          12

           Index to Exhibits                                   13

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                              March 31, 1999  December 31,
                                                               (Unaudited)       1998
                                                               -----------     -----------
Current assets
    Cash and cash equivalents ............................     $10,607,214     $ 1,093,295
    Short-term investments ...............................       2,212,386
                                                                               -----------
    Prepaid expenses and other ...........................         292,821         105,964
    Accounts receivable, net .............................       3,603,521       2,919,578
    Stock subscription receivable ........................       4,500,000
    (paid in full - April 1999) ..........................            --
                                                               -----------     -----------
                                                               -----------     -----------
      Total current assets ...............................      19,003,556       6,331,223
Property and equipment, net ..............................       3,551,917       2,976,419
Intangibles and other assets .............................      12,055,224       8,869,259
                                                               ===========     ===========
                                                               $34,610,697     $18,176,901
                                                               ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt ....................     $ 1,879,942     $ 1,304,953
    Accounts payable .....................................       3,704,223       2,225,685
    Accrued payroll and ..................................         447,202         431,441
    expenses
    Income taxes payable .................................         179,221         524,186
    Deferred income ......................................          59,291          59,291
    taxes
                                                               -----------     -----------
      Total current liabilities ..........................       6,269,879       4,545,556

Long-term debt ...........................................       3,153,496       2,492,571
Deferred income taxes ....................................         311,749         302,762
Commitments and  contingency
Shareholders' equity
 Preferred stock, 1,000,000 shares authorized;
  none issued  and  outstanding ..........................            --              --
 Common stock, 10,000,000 shares authorized; .............      22,145,733       8,614,705
  5,327,729 issued and outstanding
 Retained earnings .......................................       2,729,840       2,221,307
                                                               -----------     -----------
      Total shareholders' equity .........................      24,875,573      10,836,012


                                                               -----------     -----------
                                                               $34,610,697     $18,176,901
                                                               ===========     ===========






     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                                   For the Three Months
                                                       Ended March 31
                                                ----------------------------
                                                    1999             1998
                                                -----------      -----------
Revenue
    Information services ..................     $ 4,391,299      $   568,196
    Ancillary income ......................         477,714          429,320
    System affiliates .....................         483,869          586,555
    Training, license and other ...........            --              1,005
                                                -----------      -----------
      Total revenue .......................       5,352,882        1,585,076
                                                -----------      -----------

Operating Expenses
    Costs of services provided ............       3,199,662          446,713
    Selling, general and administrative ...       1,293,407          392,686
                                                -----------      -----------
      Total operating expenses ............       4,493,069          839,399
                                                -----------      -----------

Income from operations ....................         859,813          745,677
Other income (expense)
    Other income ..........................          59,797           10,236
    Interest expense ......................         (85,854)         (18,969)
                                                -----------      -----------
      Total other expense .................         (26,057)          (8,733)
                                                -----------      -----------

Income before income taxes ................         833,756          736,944
Income tax expense ........................         325,223          272,669
                                                -----------      -----------

Net income and comprehensive income .......     $   508,533      $   464,275
                                                ===========      ===========

Basic earnings per share ..................     $       .14      $       .26
                                                ===========      ===========

Basic weighted average shares outstanding .       3,596,663        1,800,000
                                                ===========      ===========

Diluted earnings per share ................     $       .13      $       .26
                                                ===========      ===========
Diluted weighted average shares outstanding       3,790,037        1,800,000
                                                ===========      ===========





  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Three
                                                                  Months Ended
                                                                     March 31
                                                          ------------------------------
                                                             1999               1998
                                                          ------------      ------------
Cash flows from operating activities
 Net income .........................................     $    508,533      $    464,275
                                                          ------------      ------------
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization .....................          434,233           108,822
  Deferred income taxes .............................            8,988            25,611
  Changes in operating assets and liabilities
   Accounts receivable ..............................         (683,943)         (552,617)
   Prepaid expenses .................................         (186,857)          (15,598)
   Other assets .....................................          (78,399)           10,301
   Accounts payable .................................          434,353           472,369
   Accrued payroll, payroll taxes and expenses ......           15,761           (62,173)
   Accrued taxes and other ..........................         (344,965)          214,123
                                                          ------------      ------------
                                                              (400,829)          200,838
                                                          ------------      ------------
       Net cash provided by operating activities ....          107,704           665,113
                                                          ------------      ------------
Cash flow from investing activities
 Purchase of property and equipment .................         (681,083)         (292,056)
 Increase in note receivable ........................             --              (3,263)

       Net cash used in the acquisition of businesses       (1,693,820)             --
    Sales of short-term investments .................        2,212,386              --
                                                          ------------      ------------
         Net cash used in investing activities ......         (162,517)         (295,319)
                                                          ------------      ------------
Cash flows from financing activities
 Principal payments on long-term debt ...............         (480,981)         (100,050)
 Deferred offering costs incurred net of accounts
  payable ...........................................             --            (109,946)
         Net proceeds in private placement offering
          (net of offering expenses paid of $450,287)       10,049,713              --
                                                          ------------      ------------
         Net cash provided by (used in) financing ...        9,568,732          (209,996)
          activities
                                                          ------------      ------------
Net increase in cash and cash equivalents ...........        9,513,919           159,798
Cash and cash equivalents, at beginning of period ...        1,093,295           396,752
                                                          ============      ============

Cash and cash equivalents, at end of period .........     $ 10,607,214      $    556,550
                                                          ============      ============


  Supplemental disclosure of cash flow information:

     Interest paid on borrowings for the three months ended March 31, 1999 and 1998 was $85,854 and, $18,969 respectively.


  Supplemental disclosure of non-cash investing and financing activities:

     During the three months ended March 31, 1999 and 1998, the Company financed fixed assets purchases totaling $60,870 and $80,846, respectively, with notes payable and capital leases.

     During the three months ended March 31, 1999 and 1998, the Company incurred $1,018,685 and $56,785, respectively, in offering costs that were included in accounts payable.

     During the three months ended March 31, 1999, the Company acquired five companies for $1,693,820 cash and notes payable and other liabilities of $1,470,811. (See Note 2)

     During the three months ended March 31, 1999, the company assumed other liabilities with prior acquisitions totaling $210,714.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 31, 1999, which includes audited financial statements for the years ended December 31, 1998 and 1997. The results of operations for the three months ended March 31, 1999, may not be indicative of the results of operations for the year ended December 31, 1999.

The Company's short-term investments as of December 31, 1998, consist principally of marketable debt securities which management has classified as available for sale. The Company invested in short-term government, government guaranteed and investment grade securities. As of March 31, 1999 there were no unrealized gains or losses on the Company's investments in marketable debt securities as fair market value approximated amortized cost.

The Company's diluted earnings per share takes into account warrants issued in the Company's IPO and other outstanding stock options.


Note 2:    Business Acquisitions

The Company consummated five acquisitions in the first quarter 1999. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of acquisitions. The assets were allocated as follows:

    Non-Cash Consideration        Purchase Price Allocation
  ----------------------------  ------------------------------

  Notes payable    $1,445,311     Property and equipment    $61,900
  Holdback payable     25,500     Other assets                8,171
                   ----------     Intangibles             3,094,560
                                                          ---------

       Subtotal     1,470,811
  Cash payment      1,635,016        Total               $3,164,631
                                                         ==========

  Acquisition costs    58,804
                   -----------
  Subtotal cash
   portion          1,693,820
                   -----------

  Total
  consideration    $3,164,631
                   ==========


The amortization periods of the intangibles, which are customer lists and non-compete agreements, are fifteen years and two to five years, respectively.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, but are not limited to; changes in interest rates, the effectiveness of the Company's marketing campaign, the response of the mortgage industry, continued market demand for the Company's services, the effects of seasonality in the housing market, competition, contingencies associated with year 2000 compliance, the success of the Company's consolidation plan, and its ability to manage growth.

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

       In the first quarter 1999 the Company acquired one Factual Data franchise, and four competitors with combined trailing 12 month revenues of $4.7 million. In addition to the acquisitions the Company completed a $15 million private equity offering to a small group of institutional investors. U.S.Bancorp Piper Jaffray Inc. served as the financial advisor to the Company on the transaction. As part of the transaction a nominee of the purchasers was added to the Company's Board of Directors.

Results of Operations

The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:

                                               For the Three
                                               Months Ended
                                                 March 31
                                            -----------------
                                            1999        1998
                                            -----       -----
Revenue
    Information services ..............        82.1%       35.8%
    Ancillary income ..................         8.9        27.1
    System affiliates .................         9.0        37.0
    Training, license and other .......      --             0.1
                                            -----       -----
      Total revenue ...................       100%        100.0%
                                            -----       -----
Operating expenses
    Costs of services provided ........        59.7        28.2
    Selling, general and administrative        24.2        24.8
                                            -----       -----
      Total operating expenses ........        83.9%       53.0%
                                            -----       -----
Income from operations ................        16.1        47.0
    Other income ......................         1.1         0.7
    Interest expense ..................        (1.6)       (1.2)
                                            -----       -----
Income before income taxes ............        15.6%    46.5 %
                                            -----       -----
Income tax expense ....................         6.1%      (17.2%
                                            -----       -----
Net income and comprehensive income ...         9.5%    29.3 %
                                            =====       =====


Comparison of three months ended March 31, 1999 and March 31, 1998

Company information services revenue increased $3.82 million, or 673% from $568,196 in the first quarter 1998 to $4.39 million in the first quarter 1999. The increase was primarily a result of the Company's acquisitions. Three acquisitions were closed on January 1, 1999, contributing $512,000 to the first quarter 1999. Two additional acquisitions were closed on March 31,1999 with $-0-contributed to the first quarter of 1999. Same location sales growth increased by $180,575, or 32%, from the first quarter 1998 to the first quarter 1999. The Company continues to see growth in its Freddie Mac Loan Prospector (R) system with a $77,000 increase, or 89%, from $85,830 in the first quarter 1998 to $162,392 in the first quarter 1999.

Ancillary income represents fees paid by system affiliates for various additional products and services provided to them. Ancillary income increased by $48,394, from $429,320 in 1998 to $477,714 in 1999. The increase is primarily a result of the Company providing additional services to its system affiliates.

System affiliates revenues decreased $102,686 or 18%, from $586,555 in the first quarter 1998 to $483,869 in the first quarter 1999. This decrease is due to the acquisition of six system affiliates as part of the consolidation plan.

Costs of services increased $2.75 million or 616%, from $446,713 in the first quarter 1998 to $3.2 million in the first quarter 1999. The increase in cost of services is directly related to the Company's acquisitions which resulted in an overall decrease in operating margins from 72% in the first quarter 1998 to 40% in the first quarter 1999. This decrease in operating margin is directly related to the following three areas:

|X| Salaries - As a result of acquisitions from the third quarter 1998 and in the first quarter 1999 the number of employees whose costs are included in costs of services has increased by 200. Employee costs allocated to costs of services include operation managers, marketing representatives and processing personnel. As acquisitions are made, the company generally incurs a duplication of personnel until the acquisition is completely converted to the Company's software and operating system. Due to the inefficiencies of many acquired companies' processing systems and their dependence on non-automated mortgage credit reports, these increased labor and other operational costs tend to negatively impact the company's operating margin during the conversion process.

|X| Bureau costs - Due to volume pricing the Company purchases credit information at a more favorable price than the small independent competitors it is acquiring. Converting an acquisition from its existing price structure, to the Companys takes approximately 30 to 60 days. Part of the conversion process includes installing software at each lenders location. With most small independents being on a competitive system, royalties must also be paid until the office is completely converted to the Factual Data system.

|X| Telecommunication Costs - As telecommunication costs are also volume driven, the Company strives to convert the telecommunication of each acquisition to its selected carrier. The conversion from one phone carrier to another can include installing new software at each client's location and setting up an Internet provider. The timeline for the phone conversion may take between 60 and 120 days.

Selling, general and administrative expenses increased $900,721, or 229%, from $392,686 in the first quarter 1998 to $1.29 million in the first quarter 1999. This increase is related to costs associated with the Company's growth in 1998, and in the first quarter 1999. As a percentage of sales, selling, general and administrative costs decreased slightly from 24.8% for the first quarter 1998 to 24.2% for the first quarter 1999.

Total operating costs increased $3.65 million, or 435%, from $839,399 in the first quarter 1998 to $4.49 million in the first quarter 1999 with a resulting increase in operating income of $114,136 or 15%, from $745,677 in the first quarter 1998 to $859,813 in the first quarter 1999.

Interest expense increased $66,885, or 352% from $18,969 in the first quarter 1998 to $85,854 in the first quarter 1999. This increase is due to additional notes payable issued in connection with the Company's acquisitions.

Income taxes increased $52,554, or 19%, from $272,669 in the first quarter 1998 to $325,223 in the first quarter 1999. The Company's effective tax rate is approximately 37%.

As a result of the foregoing factors, net income increased $44,258, or 10%, from $464,275 in the first quarter 1998 to $508,533 in the first quarter 1999.

For the first quarter 1998 the Company had 1,800,000 diluted weighted average shares outstanding as compared to 3,790,037 diluted weighted average shares outstanding for the first quarter 1999. As a result of private placement completed in March and April 1999, there will be an additional 1,912,451 shares outstanding for the second quarter 1999.

Diluted earnings per share decreased by $0.13 per share, or 50%, from $0.26 per share for the first quarter of 1998 to $0.13 per share for the first quarter of 1999. This decrease was primarily due to the issuance of 1,380,000 shares of Company Common Stock in the Company's initial public offering in May 1998 and the related lag time in investing the use of the proceeds into operating assets (such as acquisitions). As discussed above, the Company incurs certain operational inefficiencies and duplication of certain costs for approximately 60 to 180 days after making an acquisition, the effect of which will reduce earnings per share while the acquisition is being converted into the Company's operational systems.


Liquidity and Capital Resources

The Company continues to meet its capital requirements through cash flows provided by operations, the sale of short-term investments and the proceeds from the private placement in March 1999. The total cash and cash equivalents increased $9.5 million in the three months ended March 31, 1999.

For the three months ended March 31, 1999 net cash provided by operating activities was $107,704. Net cash used in investing activities was $162,517 and net cash provided by financing activities was $9.5 million. The purchase of property and equipment accounted for $681,083 and cash used for acquisitions was $1.7 million, which was funded by the sale of short-term investments. Cash used for the repayment of long-term debt amounted to $480,981. The institutional offering raised $15 million in gross proceeds of which $10 million was funded at March 31, 1999 and the remaining $5 million on April 1, 1999.

Management believes that its anticipated cash requirements for the immediate future will be met from internally generated funds and the proceeds from the private placement with the institutional investors. The Company will continue to invest the proceeds in short-term securities with maturities being met to continue the use of these proceeds for the consolidation plan.


Year 2000 Compliance

The Company utilizes a significant number of computer systems across its entire organization. The Company therefore must assess those systems Year 2000 compliance and then correct or replace systems as needed. The Company has completed its Year 2000 compliance assessment for software and hardware compliance. This assessment concluded with a schedule for Year 2000 equipment and software updates as necessary, and schedule for confirming compliance via testing. The Company has prioritized the updating and testing of its systems. Software for customer use has the highest priority, followed by internal systems critical to operations. Modification of Company generated software for Year 2000 compliance is complete, and testing of compliance was completed January 31, 1999. Modification of current hardware and low-level system software for Year 2000 compliance is complete, with operating system patches or upgrades being applied as they become available. Updates of vendor supplied systems with either Year 2000 compliant patches or upgrades are in progress. All new software developed by the Company is 32-bit Windows software and is Year 2000 compliant to the standards set forth by Microsoft Corporation's published guidelines. All of the Company's customers will be required to upgrade to 32-bit Window's software by December 31, 1999. The Company is currently testing for Year 2000 compliance with key information vendors and customers in an industry-wide effort sponsored by Freddie Mac.


Costs for Year 2000 compliance include administration of Year 2000 compliance plan, modifications to existing software, updating of systems, a percentage of new software development, and testing costs. Total Year 2000 costs are estimated at $200,000, of which approximately $80,000 was incurred in 1998 and $14,000 was incurred through March 31, 1999. Although the Company is developing, and will, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $200,000.

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

The Company's development of new 32-bit, Year 2000 compliant Windows software for systems that are now running DOS or 16-bit Windows software is currently scheduled for completion during the fourth quarter 1999. The use of the new Company generated Windows software is considered a contingency plan for the failure of the existing DOS or 16-bit Windows software running with Year 2000 modifications that interpret the century. Those modifications are currently in place, and were tested for Y2K compliance as of January 31, 1999. Contingency plans for vendor supplied systems are still being developed, and should be complete by end of first quarter 1999.

All of the Company's systems used in the servicing of customer requests, customer billing, accounting, and payroll have all been upgraded or replaced to meet Year 2000 requirements, and have completed internal compliance testing. All newly purchased systems are being implemented meeting Year 2000 requirements. Most of the employee desktop machines have been either upgraded or replaced to meet Year 2000 requirements, and the remaining employee desktop machines that have not already been upgraded or replaced are scheduled to be either upgraded or replaced by July of 1999.

Internal compliance testing has been completed successfully, and the Company is now participating in external testing with clients and vendors, both on an individual basis and as part of the MBA Year 2000 Readiness test, in order to ensure client and vendor readiness for the Year 2000. Testing will continue into June of 1999.

 II - OTHER INFORMATION

Item 1.  Legal Proceedings

AT&T Corp. filed an action against the Company seeking damages for services and disconnect fees. Management contested the case, and has obtained a satisfactory settlement. The Company accrued for what it believed to be accurate charges as period costs during the time incurred and therefore settlement of the action has no effect on the operations or financial condition of the Company.


Item 2.    Changes in Securities and Use of Proceeds

In the first quarter of 1999, the Company used substantially all of the remaining portion of the proceeds from its initial public offering (Registration Statement No. 333-47051), about $2.2 million, in connection with its acquisition program. Near the end of the quarter, the Company completed a private placement of 1,854,714 shares of its common stock to a small group of institutions and raised $15 million gross, about $13.5 million net, to be used in its continuing acquisition program. The placement was made to four institutional investors, all accredited investors within the definition set forth in Rule 501(a) adopted under the Securities Act of 1933 in reliance on Section 4(2) of that Act and Rule 506 adopted thereunder. U.S. Bancorp, Piper Jaffray acted as the selling agent in the placement.



Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed herewith:
                  No.                     Description
             ------------                 -----------
                  27                      Financial Data Schedule

       b.Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999

    Filing Date               Items

 January 8, 1999              Item 2, reporting the acquisition of the assets of
                               Oxbow Enterprises, Inc.
 January 14, 1999             Item 7, of Form  8-K/A, amending Form 8-K filed on
 January 8, 1999.
 January 29, 1999             Item 2,  reporting the  acquisition
                               of the assets of Premier Mortgage
                               Credit Services, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 13, 1999

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