Form 10QSB
period 1999-06-30
FACTUAL DATA CORP
filed 1999-08-16
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                            OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



Commission File Number: 0-24205

                               FACTUAL DATA CORP.
        (Exact name of small business issuer as specified in its charter)


             Colorado                                  84-1449911
--------------------------------------      -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)



5200 Hahns Peak Drive, Loveland Colorado                80538
-----------------------------------------   ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999.

        Class                                         Number of  Shares
    --------------                                   -------------------
     Common Stock                                          5,463,897


Transitional Small Business Disclosure Format: [   ] Yes [X] No

                               FACTUAL DATA CORP.

                                      INDEX




PART I.   Financial Information                                Page No.
                                                              ----------


  Item 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1999
           (Unaudited) and December 31, 1998                       3

          Unaudited Consolidated Statements of
           Income -- For the Three Months Ended
           June 30, 1999 and June 30, 1998 and For the
           Six Months Ended June 30, 1999 and June 30, 1998        4

          Unaudited Consolidated  Statements of Cash
           Flows -- For the Six Months Ended June 30,
           1999 and June 30, 1998                                  5

          Notes to Unaudited Consolidated Financial Statements     6

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     7-11



PART II.  Other Information


  Item 2. Changes in Securities and Use of Proceeds                12

  Item 6. Exhibits and Reports on Form 8-K                         12

  SIGNATURES                                                       13

  Index to Exhibits                                                14

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             June 30,       December 31,
                                                               1999            1998
                                                            -----------     -----------
                                                            (Unaudited)
Current assets
 Cash and cash equivalents ............................     $ 7,293,843     $ 1,093,295
 Short-term investments ...............................             --        2,212,386
 Prepaid expenses and other ...........................         634,862         105,964
 Accounts receivable, net .............................       4,296,692       2,919,578
                                                            -----------     -----------
   Total current assets ...............................      12,225,397       6,331,223

Property and equipment, net ...........................       4,613,362       2,976,419

Intangibles and other assets ..........................      19,925,863       8,869,259
                                                            -----------     -----------

                                                            $36,764,622     $18,176,901
                                                            ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Current portion of long-term debt ....................     $ 2,596,673     $ 1,304,953
 Accounts payable .....................................       3,256,561       2,225,685
 Accrued payroll and expenses .........................         621,197         431,441
 Income taxes payable .................................            --           524,186
 Deferred income taxes ................................          59,291          59,291
                                                            -----------     -----------
   Total current liabilities ..........................       6,533,722       4,545,556

Long-term debt ........................................       4,157,288       2,492,571
Deferred income taxes .................................         320,418         302,762

Shareholders' equity
 Preferred stock, 1,000,000 shares authorized;
  none issued  and  outstanding .......................            --              --
 Common stock, 10,000,000 shares authorized;
  5,334,083 at June 30, 1999; 3,551,346 at
  December 31, 1998 issued and outstanding ............      22,600,129       8,614,705
    Retained earnings .................................       3,153,065       2,221,307
                                                            -----------     -----------
      Total shareholders' equity ......................      25,753,194      10,836,012
                                                            -----------     -----------

                                                            $36,764,622     $18,176,901
                                                            ===========     ===========













     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME




                                      For the Three Months Ended          For the Six Months Ended
                                               June 30,                             June 30,
                                    ------------------------------      ------------------------------
                                        1999              1998              1999              1998
                                    ------------      ------------      ------------      ------------
Revenue
 Information services .........     $  6,026,287      $    475,858      $ 10,417,585      $  1,044,054
 Ancillary income .............          529,482           354,742         1,007,196           784,063
 System affiliates ............          440,279           556,316           924,148         1,142,870
 Training, license and other ..             --                --                --               1,005
                                    ------------      ------------      ------------      ------------
    Total revenue .............        6,996,048         1,386,916        12,348,929         2,971,992
                                    ------------      ------------      ------------      ------------

Operating Expenses
  Costs of services provided ..        4,478,844           499,771         7,678,506           984,227
  Selling, general and
   administrative .............        1,843,600           456,048         3,137,006           810,991
                                    ------------      ------------      ------------      ------------

    Total operating expenses ..        6,322,444           955,819        10,815,512         1,795,218
                                    ------------      ------------      ------------      ------------

Income from operations ........          673,604           431,097         1,533,417         1,176,774

Other income (expense)
 Other income .................          164,307            48,240           224,104            58,476
 Interest expense .............         (137,377)          (25,104)         (223,230)          (44,073)
                                    ------------      ------------      ------------      ------------
    Total other income ........           26,930            23,136               874            14,403
                                    ------------      ------------      ------------      ------------

Income before income taxes ....          700,534           454,233         1,534,291         1,191,177

Income tax expense ............          277,310           168,066           602,533           440,735
                                    ------------      ------------      ------------      ------------

Net income and comprehensive
 income .......................     $    423,224      $    286,167      $    931,758      $    750,442
                                    ============      ============      ============      ============

Basic earnings per share ......     $        .08      $        .12      $        .21      $        .35
                                    ============      ============      ============      ============

Weighted average basic shares
 outstanding ..................        5,328,908         2,460,000         4,441,971         2,130,000
                                    ============      ============      ============      ============

Diluted earnings per share ....     $        .07      $        .09      $        .19      $        .30
                                    ============      ============      ============      ============

Weighted average diluted shares
 outstanding ..................        5,813,198         3,127,500         4,790,637         2,463,750
                                    ============      ============      ============      ============







  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        For the Six Months Ended
                                                                 June 30
                                                      ------------------------------
                                                         1999                1998
                                                      ------------      ------------
Cash flows from operating activities
 Net income .....................................     $    931,758      $    750,442
                                                      ------------      ------------
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization .................        1,080,813           236,810
  Deferred income taxes .........................           17,656            56,861
  Changes in operating assets and liabilities
   Accounts receivable ..........................       (1,377,114)         (649,048)
   Prepaid expenses .............................         (528,898)          (85,016)
   Other assets .................................         (125,600)           17,710
   Accounts payable .............................          472,876           703,346
   Accrued payroll, payroll taxes and expenses ..          189,756           (35,961)
   Accrued taxes and other ......................         (524,186)          350,939
                                                      ------------      ------------
                                                          (794,697)          595,641
                                                      ------------      ------------
      Net cash provided by operating activities .          137,061         1,346,083
                                                      ------------      ------------
Cash flow from investing activities
 Purchase of property and equipment .............       (1,499,818)         (547,998)
 Increase in note receivable ....................             --             (11,456)
 Net cash used in the acquisition of businesses .       (7,522,780)             --
 Sales of short-term investments ................        2,212,386              --
 Investment in short-term securities ............             --          (3,510,847)
                                                      ------------      ------------
      Net cash used in investing activities .....       (6,810,212)       (4,070,301)
                                                      ------------      ------------
Cash flows from financing activities
 Principal payments on long-term debt ...........       (1,111,725)         (791,426)
 Net proceeds in common stock - IPO .............             --           6,479,041
 Net proceeds in private placement offering
  (net of offering expenses paid of $1,514,576) .       13,985,424              --
                                                      ------------      ------------
      Net cash provided by financing activities .       12,873,699         5,687,615
                                                      ------------      ------------

Net increase in cash and cash equivalents .......        6,200,548         2,963,397

Cash and cash equivalents, at beginning of period        1,093,295           396,752
                                                      ------------      ------------
Cash and cash equivalents, at end of period .....     $  7,293,843      $  3,360,149
                                                      ============      ============


Supplemental disclosure of cash flow information:
     Interest paid on borrowings for the six months ended June 30, 1999 and 1998 was $223,230 and, $44,073 respectively.

     Cash paid for income taxes for the six months ended June 30, 1999 and 1998 was $1,323,636 and $109,718 respectively.

Supplemental disclosure of non-cash investing and financing activities:
     During the six months ended June 30, 1999 and 1998, the Company financed fixed asset purchases totaling $335,356 and $192,604, respectively, with notes payable and capital leases.

     During the six months ended June 30, 1999, the Company acquired thirteen companies for $7,522,780 cash and notes payable and other liabilities of $4,107,778. (See Note 2)

     During the six months ended June 30, 1999, the Company assumed other liabilities with prior acquisitions totaling $183,028.

  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

       The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 31, 1999, which includes audited financial statements for the years ended December 31, 1998 and 1997. The results of operations for the six months ended June 30, 1999, may not be indicative of the results of operations for the year ended December 31, 1999.

       The Company's diluted earnings per share takes into account warrants issued in the Company's IPO, the private equity offering and other outstanding stock options.


Note 2:    Business Acquisitions

       The Company consummated thirteen acquisitions in the first six months of 1999. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the dates of acquisitions.

The assets were allocated as follows:

        Consideration             Purchase Price Allocation
------------------------------  -------------------------------

Notes payable      $3,549,778   Property and equipment        $310,450
Holdback payable      558,000   Other assets                    27,374
                  -----------   Intangibles                 11,292,734
Subtotal non-cash                                          -----------
 portion            4,107,778
                                   Total                   $11,630,558
Cash payments       7,014,516                              ===========
Acquisition costs     508,264
                  -----------

Subtotal cash
 portion            7,522,780
                  -----------

Total
 consideration    $11,630,558
                  ===========





The amortization periods for the intangibles, which are customer lists and non-compete agreements, are fifteen years and two to five years, respectively.

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

       The Company provides its services through two different methods. The first involves services sold directly by the Company to third party customers such as mortgage lenders, financial institutions, private enterprises, and individuals (referred to as "information services"). Secondly, the Company sells its services through franchisees and licensees ("System Affiliates"). The Company markets its services nationally through 45 combined locations, including Company operated offices, franchisees and licensees. The System Affiliates provide information services to customers using the Company's technology and pay royalty, license and other fees to the Company. This area will continue to decline as the Company acquires System Affiliates.

       Movement in interest rates back to higher levels, slowed the mortgage industry from its pace a year ago. In the second quarter 1999, the percent of refinances as a portion of total loan applications was down 11% as compared to the second quarter 1998, according to a weekly survey from the Mortgage Bankers Association. Momentum from the Company's industry consolidation strategy combined with increased report volume from the employment and tenant screening services resulted in higher revenues for the second quarter 1999 and the six months ended June 30, 1999.

Results of Operations

      The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:

                         For the Three Months             For the Six
                                 Ended                   Months Ended
                                June 30                     June 30
                         ----------------------        ------------------
                          1999           1998          1999         1998
                         -------        -------        -----        -----
Revenue
    Information services   86.1 %         34.3 %       84.3 %       35.1 %
    Ancillary income        7.6 %         25.6 %        8.2 %       26.4 %
    System affiliates       6.3 %         40.1 %        7.5 %       38.5 %
    Training, license
     and other              0.0 %          0.0 %        0.0 %        0.0 %
                         -------        --------     --------      -------
      Total revenue       100.0 %        100.0 %      100.0 %       100.0%
                         -------        --------     --------      -------
Operating expenses
    Costs of services
     provided              64.0 %         36.0 %       62.2 %       33.1 %
    Selling, general and
     administrative        26.4 %         32.9 %       25.4 %       27.3 %
                         -------        --------     --------      -------

      Total operating
       expenses            90.4 %         68.9 %       87.6 %       60.4 %
                         -------        --------     --------      -------

Income from operations      9.6 %         31.1 %       12.4 %       39.6 %

    Other income            2.3 %          3.5 %        1.8 %        2.0 %

    Interest expense       (1.9)%         (1.8)%       (1.8)%       (1.5)%
                         -------        --------     --------      -------

Income before income
 taxes                     10.0 %         32.8 %       12.4 %       40.1 %

Income tax expense         (4.0)%        (12.1)%       (4.9)%      (14.8)%
                         -------        --------     --------      -------

Net income and
 comprehensive income       6.0 %         20.7 %        7.5 %       25.3 %
                         =======        ========      =======      =======

Comparison of three months ended June 30, 1999 and June 30, 1998

      Company information services revenue increased $5.55 million, or 1,166% from $476,000 in the second quarter 1998 to $6.03 million in the second quarter 1999. The increase was primarily a result of the twenty-one acquisitions completed by the Company from August 1, 1998 through June 30, 1999. Eight acquisitions completed in the second quarter of 1999 contributed $1.63 million to information services revenue. The Company continues to see growth in the employment and tenant services. Combined employment and tenant revenue increased with two small employment screening acquisitions from $149,000 in the second quarter 1998 to $567,000 or 281%, in the second quarter 1999. The Company delivered 88,000 combined EMPFacts and Tenant Qualifier reports for the second quarter 1999 as compared to 24,000 combined reports for the second quarter 1998.


      Ancillary income represents fees paid by system affiliates for various additional products and services provided by the Company. Ancillary income increased $174,000 or 49%, from $355,000 in 1998 to $529,000 in 1999. The increase is primarily a result of the Company providing additional information and credit services to its system affiliates.

      System affiliates revenue decreased $116,000 or 21%, from $556,000 in the second quarter 1998 to $440,000 in the second quarter 1999. This decrease is due to the acquisition of two system affiliates as part of the consolidation plan.

      Costs of services increased $3.98 million or 796%, from $500,000 in the second quarter 1998 to $4.48 million in the second quarter 1999. The increase in cost of services is directly related to increased volume from the Company's acquisitions which resulted in an overall decrease in operating margins from 64% in the second quarter 1998 to 36% in the second quarter 1999. This decrease in operating margin results from the direct costs of salaries, bureau costs, telecommunication costs and conversion costs associated with the consolidation of acquisitions. During the second quarter 1999 eight acquisitions were completed with $14.5 million in trailing twelve months revenues as compared to zero acquisitions completed in the second quarter 1998. These direct conversion costs tied to the eight acquisitions in the second quarter of 1999, tend to negatively impact the Company's operating margin during the conversion process.

      Selling, general and administrative expenses increased $1.38 million, or 303%, from $456,000 in the second quarter 1998 to $1.84 million in the second quarter 1999. This increase is related to costs associated with the Company's acquisitions and growth in late 1998 and through the second quarter 1999. As a percentage of sales, selling, general and administrative costs decreased from 32.9% for the second quarter 1998 to 26.4% for the second quarter 1999.

      Total operating costs increased $5.36 million, or 561%, from $956,000 in the second quarter 1998 to $6.32 million in the second quarter 1999. This large increase is due to the consolidation of the company's acquisitions. Income from operations increased $243,000 or 56%, from $431,000 in the second quarter 1998 to $674,000 in the second quarter 1999.

      Interest expense increased $112,000, or 448% from $25,000 in the second quarter 1998 to $137,000 in the second quarter 1999. This increase is due to additional notes payable issued in connection with the Company's acquisitions.

      Income taxes increased $109,000, or 65%, from $168,000 in the second quarter 1998 to $277,000 in the second quarter 1999. The Company's effective tax rate is approximately 37% for the second quarter 1998 compared to 39% for the second quarter 1999.

      As a result of the foregoing factors, net income increased $137,000, or 48%, from $286,000 in the second quarter 1998 to $423,000 in the second quarter 1999.

      For the second quarter 1998 the Company had 3,127,500 diluted weighted average shares outstanding as compared to 5,813,198 diluted weighted average shares outstanding for the second quarter 1999.

      Diluted earnings per share decreased by $0.02 per share, or 22%, from $0.09 per share for the second quarter of 1998 to $0.07 per share for the second quarter 1999. This decrease was primarily due to an 86% increase in weighted average number of diluted shares outstanding from second quarter 1998 to second quarter 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter 1999, were $1.49 million as compared to $607,000 for the second quarter 1998.

Comparison of six months ended June 30, 1999 and June 30, 1998

      Company information services revenue increased $9.36 million, or 898% from $1.04 million for the six months ended June 30, 1998 to $10.4 million for the six months ended June 30, 1999. The increase was primarily a result of the twenty-one acquisitions completed by the Company through June 30, 1999. The thirteen acquisitions completed for the six months ended June 30, 1999 contributed $2.14 million to information service revenue. For the six months ended June 30, 1999 revenue from EMPFacts and Tenant Qualifier services increased 275% to $964,000 from $257,000 for the six months ended June 30, 1998. This increase includes same store sales growth and revenue from two small employment screening acquisitions.

      Ancillary income represents fees paid by system affiliates for various additional products and services provided to them. Ancillary income increased by $226,000, from $784,000 for the six months ended June 30, 1998 to $1.01 million for the six months ended June 30, 1999. The increase is primarily a result of the Company providing additional services to its system affiliates.

      System affiliates revenues decreased $216,000 or 19%, from $1.14 million for the six months ended June 30, 1998 to $924,000 for the six months ended June 30, 1999. This decrease is due to the acquisition of eight system affiliates as part of the consolidation plan.

      Costs of services increased $6.70 million or 681%, from $984,000 for the six months ended June 30, 1998 to $7.68 million for the six months ended June 30, 1999. The increase in cost of services is directly related to the Company's acquisitions which resulted in an overall decrease in operating margins from 67% for the six months ended June 30, 1998 to 38% for the six months ended June 30, 1999. This decrease in operating margin results from the direct costs of salaries, bureau costs and telecommunication costs incurred in connection with the consolidation of acquisitions. For the six months ended June 30, 1999 thirteen acquisitions were completed with $16.6 million in trailing twelve months revenues as compared to zero acquisitions completed for the six months ended June 30, 1998. For the six months ended June 30, 1999 salary expense was increased by 15% due to four large acquisitions completed during the second quarter of 1999. These direct operational costs tend to negatively impact the Company's operating margin during the conversion process.

      Selling, general and administrative expenses increased $2.33 million, or 287%, from $811,000 for the six months ended June 30, 1998 to $3.14 million for the six months ended June 30, 1999. This increase is related to costs associated with the Company's growth in 1998 and 1999. As a percentage of sales, selling, general and administrative costs decreased slightly from 27.3% for the six months ended June 30, 1998 to 25.4% for the six months ended June 30, 1999.

      Total operating costs increased $9.0 million, or 500%, from $1.8 million for the six months ended June 30, 1998 to $10.8 million for the six months ended June 30, 1999. Operating income increased $350,000 or 30%, from $1.18 million for the six months ended June 30, 1998 to $1.53 million for the six months ended June 30, 1999.

      Interest expense increased $179,000, or 407% from $44,000 for the six months ended June 30, 1998 to $223,000 for the six months ended June 30, 1999. The increase is due to additional notes payable issued in connection with the Company's acquisitions.

      Income taxes increased $162,000, or 37%, from $441,000 for the six months ended June 30, 1998 to $603,000 for the six months ended June 30, 1999. The Company's effective tax rate is approximately 37% for the six months ended June 30, 1998 compared to 39% for the six months ended June 30, 1999.

      As a result of the foregoing factors, net income increased $182,000, or 24%, from $750,000 for the six months ended June 30, 1998 to $932,000 for the six months ended June 30, 1999.

      For the six months ended June 30, 1998 the Company had 2,463,750 diluted weighted average shares outstanding as compared to 4,790,637 diluted weighted average shares outstanding for the six months ended June 30, 1999. As a result of the private placement completed in March and April 1999, there were an additional 1,912,451 shares outstanding for the six months ended June 30, 1999.

      Diluted earnings per share decreased by $0.11 per share, or 37%, from $0.30 per share for the six months ended June 30, 1998 to $0.19 per share for the six months ended June 30, 1999. This earnings per share comparison takes into effect a 94% increase in weighted average number of diluted shares outstanding, from 2,463,750 for the six months ended June 30, 1998 to 4,790,637 for the six months ended June 30, 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 1999, were $2.85 million as compared to $1.47 million for the six months ended June 30, 1998.

      As discussed above, the Company incurs certain operational inefficiencies and duplication of certain costs for approximately 60 to 180 days after making an acquisition, the effect of which will reduce earnings per share while the acquisition is being converted into the Company's operational systems.


Liquidity and Capital Resources

      The Company continues to meet its capital requirements through cash flows provided by operations, the sale of short-term investments and the proceeds from the private placement in March and April 1999. The total cash and cash equivalents increased $6.2 million for the six months ended June 30, 1999.

      For the six months ended June 30, 1999 net cash provided by operating activities was $137,000. Net cash used in investing activities was $6.8 million and net cash provided by financing activities was $12.9 million. The purchase of property and equipment accounted for $1.5 million and cash used for acquisitions was $7.5 million. Cash used for the repayment of long-term debt amounted to $1.1 million. The private placement raised $15.5 million in gross proceeds of which net proceeds to the Company were $13.9 million.

      Management believes that its anticipated cash requirements for the immediate future will be met from internally generated funds and the proceeds from the private placement with the institutional investors. The Company will continue to invest in short-term securities with maturities being met to continue the use of these proceeds for the consolidation plan. This funding will not complete the consolidation plan and, therefore, the Company will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan.

Year 2000 Compliance

      The Company utilizes a significant number of computer systems across its entire organization. The Company therefore must assess those systems for Year 2000 compliance and then correct or replace systems as needed. The Company has completed its Year 2000 compliance assessment for software and hardware compliance. This assessment concluded with a schedule for Year 2000 equipment and software updates as necessary, and schedule for confirming compliance via testing. The Company has prioritized the updating and testing of its systems. Software for customer use has the highest priority, followed by internal systems critical to operations. Modification of Company generated software for Year 2000 compliance is complete, and testing of compliance was completed January 31, 1999. Modification of current hardware and low-level system software for Year 2000 compliance is complete, with operating system patches or upgrades being applied as they become available. Updates of vendor supplied systems with either Year 2000 compliant patches or upgrades are in progress. All new software developed by the Company is 32-bit Windows software and is Year 2000 compliant to the standards set forth by Microsoft Corporation's published guidelines. All of the Company's customers will be required to upgrade to 32-bit Window's software by December 31, 1999. The Company has completed testing for Year 2000 compliance with key information vendors and customers in an industry-wide effort sponsored by Freddie Mac, and is continuing to offer testing with customers throughout 1999.


      Costs for Year 2000 compliance include administration of the Year 2000 compliance plan, modifications to existing software, updating of systems, a percentage of new software development, and testing costs. Total Year 2000 costs are estimated at $200,000, of which approximately $80,000 was incurred in 1998 and $30,000 was incurred through June 30, 1999. Although the Company is developing, and will, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $200,000.

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

      The Company's development of new 32-bit, Year 2000 compliant Windows software for systems that are now running DOS or 16-bit Windows software is currently scheduled for completion during the fourth quarter 1999. The use of the new Company generated Windows software is considered a contingency plan for the failure of the existing DOS or 16-bit Windows software running with Year 2000 modifications that interpret the century. Those modifications are currently in place, and were tested for Y2K compliance as of January 31, 1999. Contingency plans have been developed, and are being tested through September of 1999.

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

      Internal compliance testing has been completed successfully, and the Company has participated in external testing with clients and vendors, both on an individual basis and as part of the Mortgage Bankers Association Year 2000 Readiness test, in order to ensure client and vendor readiness for the Year 2000. Customer testing will continue throughout 1999.

 II - OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds

      In the second quarter of 1999, the Company used substantially all of the remaining portion of the proceeds from its initial public offering (Registration Statement No. 333-47051), about $2.2 million, in connection with its acquisition program. In March and April of 1999, the Company completed a private placement of 1,912,451 shares of its common stock and raised $15.5 million gross, about $13.9 million net, to be used in its continuing acquisition program. The placement was made to six accredited investors within the definition set forth in Rule 501(a) adopted under the Securities Act of 1933 in reliance on Section 4(2) of that Act and Rule 506 adopted thereunder. U.S. Bancorp, Piper Jaffray acted as the selling agent in the placement.



Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed herewith:

                  No.                          Description
                 ----                    -----------------------

                  27                     Financial Data Schedule

b. Reports on Form 8-K

   The Company filed the following reports on Form 8-K during the quarter ended June 30, 1999

             Filing Date                   Items
        --------------------    ------------------------------------------------

         April 12, 1999         Item 2, reporting the acquisition of the  assets
                                 of Imfax, Inc.
         April 12, 1999         Item 2, reporting the acquisition of the  assets
                                 of United Data Services, Inc.

         May 13, 1999           Item 7,  financial  statements  re:  United Data
                                 Services, Inc.

         May 18, 1999           Item 2, reporting the acquisition of the  assets
                                 of F.D.D., Inc. and F.D.S.C., Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 13, 1999

                               FACTUAL DATA CORP.
                               (Registrant)



                               /s/ J. H. Donnan
                                   -----------------
                                   J. H. Donnan
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                               /s/ Todd A. Neiberger
                                   Todd A. Neiberger
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS


27   Financial Data Schedule