Form 10QSB
period 1999-09-30
FACTUAL DATA CORP
filed 1999-11-12
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999.

           Class                                         Number of Shares
        Common Stock                                         5,380,203


Transitional Small Business Disclosure Format: [   ] Yes [X] No

                               FACTUAL DATA CORP.

                                      INDEX




PART I.   Financial Information                                      Page No.


      Item 1.   Financial Statements

             Consolidated Balance Sheets - September 30, 1999
              (Unaudited) and December 31, 1998                          3


             Unaudited Consolidated Statements of Income -- For the
              Three Months Ended September 30, 1999 and
              September 30, 1998 and For the Nine Months Ended
             September 30, 1999 and September 30, 1998                   4

             Unaudited Consolidated  Statements of Cash Flows -- For
              the Nine Months Ended September 30, 1999 and
              September 30, 1998                                         5

           Notes to Unaudited Consolidated Financial Statements          6

      Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7-11



PART II.  Other Information


      Item 2.   Changes in Securities and Use of Proceeds                12

      Item 6.   Exhibits and Reports on Form 8-K                         12

      SIGNATURES                                                         13

      Index to Exhibits                                                  14

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              September 30,
                                                                  1999         December 31,
                                                               (Unaudited)        1998
                                                               -----------     -----------
Current assets
    Cash and cash equivalents ............................     $ 1,270,503     $ 1,093,295
    Short-term investments ...............................            --         2,212,386

    Prepaid expenses and other ...........................         628,920         105,964
    Accounts receivable, net .............................       4,654,044       2,919,578
                                                               -----------     -----------
      Total current assets ...............................       6,553,467       6,331,223
Property and equipment, net ..............................       5,257,279       2,976,419
Intangibles and other assets .............................      27,404,213       8,869,259
                                                               -----------     -----------
                                                               $39,214,959     $18,176,901
                                                               ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt ....................     $ 3,376,620     $ 1,304,953
    Accounts payable .....................................       2,680,501       2,225,685
    Accrued payroll and expenses .........................         668,649         431,441
    Income taxes payable .................................            --           524,186
    Deferred income taxes ................................          59,291          59,291
                                                               -----------     -----------
      Total current liabilities ..........................       6,785,061       4,545,556

Long-term debt ...........................................       6,017,324       2,492,571
Deferred income taxes ....................................         350,251         302,762
Shareholders' equity
 Preferred stock, 1,000,000 shares authorized;
  none issued  and  outstanding ..........................            --              --
 Common stock, 10,000,000 shares authorized;
  5,380,203 at September 30, 1999; 3,551,346
  at December 31, 1998 issued and outstanding ............      22,596,488       8,614,705
    Retained earnings ....................................       3,465,835       2,221,307
                                                               -----------     -----------
      Total shareholders' equity .........................      26,062,323      10,836,012
                                                               -----------     -----------
                                                               $39,214,959     $18,176,901
                                                               ===========     ===========




     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                For the Three                       For the Nine
                                                 Months Ended                       Months Ended
                                                 September 30,                      September 30,
                                        ------------------------------      ------------------------------
                                            1999              1998             1999                1998
                                        ------------      ------------      ------------      ------------
                                                                                              <C
Revenue
    Information services ..........     $  5,738,915      $  1,756,516      $ 16,156,499      $  2,800,570
    Ancillary income ..............          764,019           341,260         1,771,214         1,125,323
    System affiliates .............          387,284           558,519         1,311,432         1,701,389
    Training, license and other ...             --                --                --               1,005
                                        ------------      ------------      ------------      ------------
      Total revenue ...............        6,890,218         2,656,295        19,239,145         5,628,287
                                        ------------      ------------      ------------      ------------

Operating Expenses
    Costs of services provided ....        4,016,853         1,388,484        11,496,315         2,206,678
    Selling, general and
     administrative ...............        1,525,189           393,317         3,780,426         1,133,531
    Depreciation and amortization .          782,184           196,474         1,862,997           433,284
                                        ------------      ------------      ------------      ------------

      Total operating expenses ....        6,324,226         1,978,275        17,139,738         3,773,493
                                        ------------      ------------      ------------      ------------

Income from operations ............          565,992           678,020         2,099,407         1,854,794
Other income (expense)
    Other income ..................          127,090           106,992           351,193           165,468
    Interest expense ..............         (160,446)          (15,172)         (383,676)          (59,245)
                                        ------------      ------------      ------------      ------------

      Total other income ..........          (33,356)           91,820           (32,483)          106,223
                                        ------------      ------------      ------------      ------------
Income before income taxes ........          532,636           769,840         2,066,924         1,961,017
Income tax expense ................          219,860           284,841           822,393           725,576
                                        ------------      ------------      ------------      ------------

Net income and comprehensive income     $    312,776      $    484,999      $  1,244,531      $  1,235,441
                                        ============      ============      ============      ============

Basic earnings per share ..........     $        .06      $        .15      $        .26      $        .50
                                        ============      ============      ============      ============

Weighted average basic shares
outstanding .......................        5,380,103         3,193,487         4,788,696         2,484,496
                                        ============      ============      ============      ============

Diluted earnings per share ........     $        .05      $        .14      $        .24      $        .49
                                        ============      ============      ============      ============

Weighted average diluted shares
outstanding .......................        5,721,856         3,351,791         5,134,859         2,515,749
                                        ============      ============      ============      ============





  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Nine Months Ended
                                                                 September 30
                                                        -------------------------------
                                                            1999                1998
                                                        ------------       ------------
Cash flows from operating activities
    Net income ....................................     $  1,244,531       $  1,235,441
                                                        ------------       ------------
    Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and amortization ...............        1,862,997            433,284
      Deferred income taxes .......................           47,489             58,525
      Changes in operating assets and liabilities
       Accounts receivable ........................       (1,634,548)
       Prepaid expenses ...........................         (522,956)          (113,757)
       Other assets ...............................         (169,649)             8,817
       Accounts payable ...........................         (123,168)         1,653,277
       Accrued payroll, payroll taxes and
        expenses ..................................          237,208             91,602
        Accrued taxes and other ...................         (524,186)           634,116
                                                        ------------       ------------
                                                            (826,813)           890,364
                                                        ------------       ------------
         Net cash provided by operating activities           417,718          2,125,805
                                                        ------------       ------------
Cash flow from investing activities
    Purchase of property and equipment ............       (2,050,203)
    Increase in note receivable ...................             --               33,544
    Net cash used in the acquisition of businesses       (12,336,254)        (1,413,496)
    Sales of short-term investments ...............        2,212,386               --
    Investment in short-term securities ...........             --           (2,044,254)
                                                        ------------       ------------
         Net cash used in investing activities ....      (12,174,071)        (4,159,087)
                                                        ------------       ------------
Cash flows from financing activities
    Principal payments on long-term debt ..........       (2,048,222)          (881,476)
    Issuance of common stock-IPO, net .............             --            6,363,935
    Deferred acquisition costs ....................             --              (38,635)
    Net proceeds in private placement offering
    (net of offering expenses paid of $1,518,217) .       13,981,783               --
                                                        ------------       ------------
         Net cash provided by financing activities        11,933,561          5,443,824
                                                        ------------       ------------
Net increase in cash and cash equivalents .........          177,208          3,410,542
Cash and cash equivalents, at beginning of period .        1,093,295            396,752
                                                        ============       ============
Cash and cash equivalents, at end of period .......     $  1,270,503       $  3,807,294
                                                        ============       ============

  Supplemental disclosure of cash flow information:

    Interest paid on borrowings for the nine months ended September 30, 1999 and 1998 was $383,676 and, $59,245 respectively.

    Cash paid for income taxes for the nine months ended September 30, 1999 and 1998 was $1,559,390 and $132,428 respectively.

  Supplemental disclosure of non-cash investing and financing activities:

    During the nine  months  ended  September  30,  1999 and 1998,  the  Company
    financed   fixed  asset   purchases   totaling   $446,901  and   $192,604,
    respectively, with notes payable and capital leases.

    During the nine months ended September 30, 1999, the Company acquired eighteen companies for $12,336,254 cash and notes payable and other liabilities of $7,565,262. (See Note 2)

    During the nine months ended September 30, 1999, the Company assumed other liabilities with prior acquisitions totaling $210,463.

           The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements

                                     - 5 -.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 1999, which includes audited financial statements for the years ended
December 31, 1998 and 1997. The results of operations for the nine months ended September 30, 1999, may not be indicative of the results of operations for the year ended December 31, 1999.


     The Company's diluted earnings per share takes into account warrants issued in the Company's IPO, the private equity offering and other outstanding stock options.


Note 2:    Business Acquisitions

     The Company consummated eighteen acquisitions in the first nine months of 1999. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the dates of acquisitions. The purchase price allocation and consideration paid were as follows:

        Consideration             Purchase Price Allocation
------------------------------  -------------------------------

Notes payable      $6,987,278   Accounts receivable        $99,918
Holdback payable      577,984   Property and equipment     603,375
                   -----------
Subtotal                        Other assets                36,820
 non-cash portion   7,565,262
Cash payments      11,631,951   Intangibles             19,161,403
                                                       -----------
Acquisition costs     704,303
                   -----------
Subtotal cash      12,336,254        Total            $ 19,901,516
 portion                                               ===========

Total
 consideration    $ 19,901,516
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

     The Company provides its services through two different methods. The first involves services sold directly by the Company to third party customers such as mortgage lenders, financial institutions, private enterprises, and individuals (referred to as "information services"). Secondly, the Company sells its services through franchisees and licensees ("System Affiliates"). The Company markets its services nationally through 45 combined locations, including Company operated offices, franchisees and licensees. The System Affiliates provide information services to customers using the Company's technology and pay royalty, license and other fees to the Company. This segment will continue to decline as the Company acquires System Affiliates.

     During the third quarter of 1999, the Company completed enhancements to its overall infrastructure to support increased report volume, explore new marketing areas and establish regional processing centers. Increased revenues, despite an estimated 20 % decrease in mortgage originations, as reported by Mortgage Bankers Association forecasts for the third quarter of 1998 and 1999, increased conversion costs from acquisitions and increased depreciation and amortization affected the Company's third quarter earnings.

     The Company's business plan called for significant growth through acquisitions of other companies. During the past eighteen months, the Company has expended a significant amount of money to develop its infrastructure to support this growth. During the same period of time the Company has acquired 26 companies and anticipates growing in the future through more acquisitions.

     The Company believes the bulk of its infrastructure is complete and will be able to acquire additional companies without significant costs to its infrastructure.

Results of Operations

     The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:

                         For the Three Months            For the Nine
                                 Ended                   Months Ended
                             September 30                September 30
                         ----------------------        ------------------
                          1999           1998          1999         1998
                         -------        -------       -------      -------
Revenue
    Information services   83.3 %         66.1 %       84.0 %       49.8 %
    Ancillary income       11.1           12.8          9.2         20.0
    System affiliates       5.6           21.1          6.8         30.2
    Training, license
     and other              0.0            0.0          0.0          0.0
                         -------        -------       -------      -------
      Total revenue       100.0 %        100.0 %      100.0%       100.0%
                         -------        -------       -------      -------
Operating expenses
    Costs of services
     provided              58.3           52.3         59.8         39.2
    Selling, general
     and administrative    22.1           14.8         19.6         20.1
    Depreciation and
     amortization          11.4            7.4          9.7          7.7
                         -------        -------       -------      -------

      Total operating
       expenses            91.8           74.5         89.1         67.0
                         -------        -------       -------      -------
Income from operations      8.2           25.5         10.9         33.0

    Other income            1.8            4.0          1.8          2.9

    Interest expense      (2.3)          (0.5)         (2.0)        (1.0)

                         -------        -------        -----        -----
Income before income
 taxes                     7.7           29.0         10.7          34.9
                         -------        -------       -------      -------

Income tax expense        (3.2)         (10.7)         (4.3)       (12.9)
                         -------        -------       -------      -------

Net income and
 comprehensive income      4.5 %         18.3 %         6.4 %       22.0%
                         =======        =======       =======      =======

Comparison  of three months ended  September 30, 1999 and September 30,
1998

     Company information services revenue increased $3.98 million, or 226% from $1.76 million in the third quarter 1998 to $5.74 million in the third quarter 1999, despite increased mortgage interest rates. The increase was primarily a result of the twenty-six acquisitions completed by the Company from August 1, 1998 through September 30, 1999. Two acquisitions completed in August of 1999 and three acquisitions completed in September of 1999 contributed $652,000 to information services revenue. New national accounts and a direct connection to Fannie Mae's MORNET Plus automated underwriting system also contributed to information services revenue in the third quarter 1999. Revenue from the Company's emerging EMPFacts employment screening and Tenant Qualifier services contributed $602,000 or a 47% increase, in the third quarter 1999 compared to $409,000 in the third quarter 1998.

     Ancillary income represents fees paid by System Affiliates for various additional products and services provided by the Company. Ancillary income increased $423,000 or 124%, from $341,000 in 1998 to $764,000 in 1999. Included in this increase is a one time fee of $330,000 charged to the System Affiliates for access to Fannie Mae. The fee charged was designed to recoup a portion of the costs incurred by the Company for development of the Fannie Mae interface. Other factors contributing to the increase in ancillary income include additional information and credit services sold to the System Affiliates.

     System Affiliates' revenue decreased $172,000 or 31%, from $559,000 in the third quarter 1998 to $387,000 in the third quarter 1999. The acquisitions of nine System Affiliates, resulting in reduced royalties, and increasing interest rates contributed to the decrease.

     Costs of services increased $2.63 million, or 189%, from $1.39 million in the third quarter 1998 to $4.02 million in the third quarter 1999. Additions to the programming staff for system enhancements, new service development and custom client interfaces contributed to the increase in cost of services. The added staff provides needed resources for national account development and the connection to Fannie Mae while increasing the Company's ability to integrate new services from acquisitions. Longer acquisition conversion periods of 90 to 150 days were realized in the third quarter 1999 compared to the estimated conversion periods of 30 to 90 days in the third quarter 1998, and thereby contributed to an increase in cost of services. In the third quarter 1998 the Company incurred conversion costs from five acquisitions as compared to the third quarter 1999, where the Company incurred conversion costs from five acquisitions completed in the third quarter and ten acquisitions completed in the second quarter 1999.

     Selling, general and administrative expenses increased $1.14 million, or 290%, from $393,000 in the third quarter 1998 to $1.53 million in the third quarter 1999. This increase is related to costs associated with the development of the Company's fifteen regional processing centers, enhancements to the corporate infrastructure and the addition of a back-up technology center in Denver Colorado. By combining the resources of the regional processing centers, the niche marketing representatives and support staff enhancements with the new technology center in Denver, the Company believes it is poised to market, process and service up to six times its current volume of reports.

     Depreciation and amortization for the three months ended September 30, 1999 was $782,000 compared to $196,000 for the third quarter of 1998. This $586,000 increase, or 299 %, is primarily due to the amortization of intangible assets from acquisitions.

     Interest expense increased $145,000, or 967% from $15,000 in the third quarter 1998 to $160,000 in the third quarter 1999. This increase is due to additional notes payable issued in connection with the Company's acquisitions.

     Income taxes decreased $65,000, or 23%, from $285,000 in the third quarter 1998 to $220,000 in the third quarter 1999. The Company's effective tax rate is approximately 37% for the third quarter 1998 compared to 41% for the third quarter 1999.

     Net income for the three months ended September 30, 1999, was $313,000, or $0.05 per diluted share, compared to $485,000, or $0.14 per diluted share for the third quarter of 1998. This earnings per share comparison takes into effect a 71% increase in weighted average number of diluted shares outstanding, from 3,351,791 for third quarter 1998 to 5,721,856 for the third quarter 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the third quarter 1999, were $1.48 million as compared to $981,000 for the third quarter 1998.

Comparison of nine months ended September 30, 1999 and September 30, 1998

     Company information services revenue increased $13.4 million, or 479% from $2.80 million for the nine months ended September 30, 1998, to $16.2 million for the nine months ended September 30, 1999. The increase was primarily a result of the twenty-six acquisitions completed by the Company through September 30, 1999. The addition of national accounts and the Fannie Mae connection, all in the third quarter, provided little contribution to information services revenue for the nine months ended September 30, 1999. Contributions from EMPFacts and tenant qualifier increased 136% to $1.57 million from $666,000 for the nine months ended September 30, 1998. This increase includes same store sales growth and revenue from two small employment screening acquisitions.

     Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income increased by $640,000, from $1.13 million for the nine months ended September 30, 1998, to $1.77 million for the nine months ended September 30, 1999. A one time fee of $330,000 charged to the Company's System Affiliates, during the third quarter 1999, for access to Fannie Mae is included in this increase. Additional services sold to the System Affiliates also contributed to the increase.

     System Affiliates revenues decreased $390,000, or 23%, from $1.70 million for the nine months ended September 30, 1998 to $1.31 million for the nine months ended September 30, 1999. Reduced royalties as a result of the acquisition of nine System Affiliates, as part of the consolidation plan, largely contributed to the decrease.

     Costs of services increased $9.29 million, or 420%, from $2.21 million for the nine months ended September 30, 1998, to $11.5 million for the nine months ended September 30, 1999. In addition to the enhanced programming staff and longer conversion periods, the increase in cost of services is directly related to the salaries, bureau costs and telecommunication costs incurred in connection with the consolidation of acquisitions. For the nine months ended September 30, 1999, eighteen acquisitions were completed as compared to five acquisitions completed for the nine months ended September 30, 1998. These direct operational costs tend to negatively impact the Company's operating margin during the conversion process.

     Selling, general and administrative expenses increased $2.65 million, or 235%, from $1.13 million for the nine months ended September 30, 1998, to $3.78 million for the nine months ended September 30, 1999. This increase is related to costs associated with building the Company's corporate, regional processing and technology infrastructures. These costs include the addition of a Chief Sales Officer and personnel in the accounting, human resources and marketing departments.

     Depreciation and amortization for the nine months ended September 30, 1999, was $1.86 million compared to $433,000 for the same period in 1998. This increase of $1.43 million, or 330%, reflects the amortization expense for the 26 acquisitions completed through September 30, 1999, in comparison to the five acquisitions completed through September 30, 1998.

     Interest expense increased $325,000, or 551% from $59,000 for the nine months ended September 30, 1998, to $384,000 for the nine months ended September 30, 1999. The increase is due to additional notes payable issued in connection with the Company's acquisitions.

     Income taxes increased $96,000, or 14%, from $726,000 for the nine months ended September 30, 1998, to $822,000 for the nine months ended September 30, 1999. The Company's effective tax rate is approximately 37% for the nine months ended September 30, 1998, compared to 40% for the nine months ended September 30, 1999.

     Net income for the nine months ended September 30, 1999, was $1.25 million, or $0.24 per diluted share, compared to $1.24 million, or $0.49 per diluted share, reported for the same period in 1998. This earning per share comparison takes into effect an 104% increase in weighted average number of diluted shares outstanding, from 2,515,749 for the nine months ended September 30, 1998, to 5,134,859 for the same period in 1999. As a result of the private placement completed in March and April 1999, there were an additional 1,912,451 shares outstanding for the nine months ended September 30, 1999. The change in net income is related to an increase in depreciation and amortization from the capitalization of intangibles for the purchase of 26 companies since August 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 1999, were $4.31 million as compared to $2.45 million for the nine months ended September 30, 1998.

     As discussed above, three key items have a direct effect on the Company's operating results during the consolidation and roll up period. First is the investment made in building the Company's corporate and regional infrastructures to support added clients, additional employees and future acquisitions. Second is the additional amortization expense for capitalization of intangibles from the acquisitions. Third is the conversion period of 90 to 150 days, doubling the time of conversion and thereby increasing costs.

Liquidity and Capital Resources

     The Company continues to meet its capital requirements through cash flows provided by operations, the sale of short-term investments and the proceeds from the private placement in March and April 1999. The total cash and cash equivalents increased $177,000 for the nine months ended September 30, 1999.

     For the nine months ended September 30, 1999 net cash provided by operating activities was $418,000. Net cash used in investing activities was $12.2 million and net cash provided by financing activities was $11.9 million. The purchase of property and equipment accounted for $2.05 million and cash used for acquisitions was $12.3 million. Cash used for the repayment of long-term debt amounted to $2.05 million. The private placement raised $15.5 million in gross proceeds of which net proceeds to the Company were $14.0 million.

     Management believes that its anticipated cash requirements for the immediate future will be met from internally generated funds. The Company has been looking at many sources of equity funding and with current market conditions have decided to look at debt financing to continue its consolidation plan. This funding will not complete the consolidation plan and, therefore, the Company will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan.

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

     Costs for Year 2000 compliance include administration of the Year 2000 compliance plan, modifications to existing software, updating of systems, a percentage of new software development, and testing costs. Total Year 2000 costs are estimated at $200,000, of which approximately $80,000 was incurred in 1998 and $45,000 was incurred through September 30, 1999. Although the Company is developing, and will, if necessary, implement appropriate contingency plans to mitigate to the extent possible the effects of any significant Year 2000 noncompliance, such plans may not be adequate and the cost of Year 2000 compliance may be higher than $200,000.

     Vendors for facilities such as telephone and electricity have indicated that they will be Year 2000 compliant by the end of third quarter 1999. Time extensions are being primarily attributed to the impact of acquisitions and vendor delays. The Company believes that it has completed all software updates necessary to upgrade its information source vendors to their proprietary Year 2000 versions. This project is material, but may be unnecessary for Year 2000 compliance as the Company already interprets the 2 digit year representations of these vendors. The Company's results of operations and financial condition could be materially adversely affected by the failure of outside vendors to achieve Year 2000 compliance in a timely manner.

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

     The Company's development of new 32-bit, Year 2000 compliant Windows software for systems that are now running DOS or 16-bit Windows software is currently scheduled for completion during the fourth quarter 1999. The use of the new Company generated Windows software is considered a contingency plan for the failure of the existing DOS or 16-bit Windows software running with Year 2000 modifications that interpret the century. Those modifications are currently in place, and were tested for Y2K compliance as of January 31, 1999. Contingency plans have been developed, and have been tested.

     All of the Company's systems used in the servicing of customer requests, customer billing, accounting, and payroll have all been upgraded or replaced to meet Year 2000 requirements, and have completed internal compliance testing. All newly purchased systems are being implemented meeting Year 2000 requirements. Most of the employee desktop machines have been either upgraded or replaced to meet Year 2000 requirements, and the remaining employee desktop machines that have not already been upgraded or replaced are scheduled to be either upgraded or replaced.

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

II - OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds

     In March and April of 1999, the Company completed a private placement of 1,912,451 shares of its common stock and raised $15.5 million gross, about $14.0 million net, to be used in its continuing acquisition program. The placement was made to six accredited investors within the definition set forth in Rule 501(a) adopted under the Securities Act of 1933 in reliance on Section 4(2) of that Act and Rule 506 adopted thereunder. U.S. Bancorp, Piper Jaffray acted as the selling agent in the placement. In the second and third quarters of 1999, the Company used substantially all of the proceeds from its private placement, about $12.3 million, in connection with its acquisition program.

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits - The following exhibits are filed herewith:
                  No.                     Description
               --------                   ------------
                  27                      Financial Data Schedule

       b.Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended September 30, 1999

             Filing Date                       Items
            -------------                    ---------

            July 16, 1999                    Item 7, financial statements
                                             re: F.D.D., Inc. and F.D.S.C., Inc.

            Sept. 23, 1999                   Item 2, reporting the acquisition
                                             of the assets of Credit Bureau
                                             Services, Inc.

            Sept. 24, 1999                   Item 2, reporting the acquisition
                                             of the assets of Datapower
                                             Information Services

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1999

                               FACTUAL DATA CORP.
                               (Registrant)



                               /s/ J. H. Donnan
                               J. H. Donnan
                               President and Chief Executive Officer
                               (Principal Executive Officer)



                               /s/ Todd A. Neiberger
                                Todd A. Neiberger
                                Chief Financial Officer
                               (Principal Financial and  Accounting Officer)

INDEX TO EXHIBITS


27.  Financial Data Schedule