Form 10KSB
period 1999-12-31
FACTUAL DATA CORP
filed 2000-03-31
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the fiscal year ended
                                December 31, 1999

            Transition Report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934--N/A

                           Commission File No. 0-24205

                               FACTUAL DATA CORP.
              (Exact name of Small Business Issuer in its charter)

                  Colorado                             84-1449911
    ----------------------------------   ------------------------------------
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

              5200 Hahns Peak Drive, Loveland, Colorado      80538
            ---------------------------------------------   -------
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting common equity held by non-affiliates of the Registrant on March 27, 2000, was approximately $15,765,420 based upon the reported closing sale price of such shares on the Nasdaq National Market for that date. As of March 27, 2000, there were 5,380,103 shares outstanding of which 1,910,960 are held by non-affiliates.

              DOCUMENTS INCORPORATED BY REFERENCE: -NONE-

                The exhibit index appears on page E-1.

                               FACTUAL DATA CORP.
                        1999 Annual Report on Form 10-KSB

                                Table of Contents

Item                           Description                               Page
----            ----------------------------------------                 ----

Item 1.         Description of Business                                    1

Item 2.         Description of Properties                                 14

Item 3.         Legal Proceedings                                         15

Item 4.         Submission of Matters to a Vote of Security Holders       15

Item 5.         Market for Registrant's Common Equity and
                 Related Stockholder Matters                              16

Item 6.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      17

Item 7.         Financial Statements                                      25

Item 8.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                      25

Item 9.         Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act                                             26

Item 10.        Executive Compensation                                    30

Item 11.        Security Ownership of Certain Beneficial Owners and
                 Management                                               35

Item 12.        Certain Relationships and Related Transactions            37

Item 13.        Exhibits and Reports on Form 8-K                          38

Item 1.         Description of Business.

A short history of Factual Data Corp.

     Factual Data Corp. was formed in 1985 to provide customized credit reports to mortgage lenders. In the past fifteen years, we have greatly expanded our business by developing a wide range of information services and sophisticated technology to deliver those services. We were among the pioneers in delivering business-to-business information services via electronic commerce. For over seven years, our customers have been able to reap the benefits of our information services by way of electronic order and delivery with the touch of a few buttons from their PC. Today, nearly all of our customers receive our customized reports by modem or network delivery directly to their computers.

     As we headed into 1999, Factual Data's portfolio of services included fully automated consumer credit reports, employee screening, resident screening, and similar information services for businesses and government-sponsored enterprises. But 1999 was a year of dramatic transition. Our expanded team of programming, information, and marketing specialists focused intently on making Factual Data's proprietary technology useful for a wider variety of purposes. As a result of that effort, we can now give our customers in any industry the facts they need, in a format they can use, to make their business decisions. We can manipulate our information gathering and analysis platform in an endless variety of ways. For example, we can generate reports to help commercial lenders, home equity lenders, and credit unions make lending decisions; to help franchisers assess prospective franchisees; and to help businesses evaluate prospective customers, vendors, and venture partners.

     Factual Data is based in Loveland, Colorado. Our Web site, which is the principal gateway to all of our services, is at www.factualdata.com.

     Factual Data became a public traded company in 1998. Our common stock trades on Nasdaq under the symbol "FDCC," and our warrants trade under the symbol "FDCCW."

      For more information about:

           Factual Data's expanded capabilities, please see "Factual Data's emergence as a provider of diverse information services"
           Factual Data's specific products and services, please see "Products and services"
           Factual Data's common stock and warrants, please see Item 5

Terminology

     There are several instances in this Report where we use language that is unique to Factual Data or to our industry. For your convenience, we'd like to explain a few of those phrases here.

          A consumer report is any communication of information by a "consumer reporting agency" that bears on a consumer's credit worthiness, credit standing, credit capacity, character, general reputation, or personal characteristics and that contributes to a decision about the consumer's eligibility for credit, insurance, or employment.

          The Credit Repositories are Equifax, Inc., Experian, Inc., and TransUnion Corporation. These three firms are the leading domestic suppliers of consumer credit data.

          The FCRA is the Fair Credit Reporting Act, a federal statute that governs the collection, use and sale of consumer reports and regulates consumer reporting agencies--entities like Factual Data that engage in the business of compiling and selling consumer reports.

          Freddie Mac and Fannie Mae are government-sponsored enterprises that purchase the majority of mortgages originated in the United States and package them as securities.

          An MCR is a mortgage credit report, which is a detailed summary of a prospective borrower's credit history. Lenders typically require MCRs before making new mortgage loans, as do entities that buy packages of mortgage loans from the original lenders.

          Factual Data Corp. provides services nationally through 44 locations. Approximately 30 of these Factual Data offices are independently owned franchises or simply license our technology to service their customers. We refer to these firms as System Affiliates.

Factual Data's emergence as a provider of diverse information services

     Factual Data has over fifteen years of experience in the field of gathering and analyzing data and presenting it in the manner that best informs our customers. During 1999, we devoted substantial resources to upgrading our Technology Centers, refining our proprietary software, and expanding our team of experienced managers, programmers, and customer service staff. Now, Factual Data is poised to offer one of the most diverse and comprehensive directories of business information solutions in the industry.

     Business managers make dozens of choices every week about matters like who to hire, who to finance, and whose wares to buy. Firms in some industries, like consumer and mortgage lenders, make thousands of decisions each day--often based on automated formulae or scores. Factual Data can arm decision makers (or their decision-making software) with the facts they need to make informed choices efficiently. We view each problem on three levels.

     First, what is the universe of information that could possibly be useful in making a business decision? There is an enormous amount of data about people--such as credit history, tax records, criminal records, court filings, driving records, academic records, and employment history--that is available for use under suitable business circumstances. Commercial enterprises generate a similar body of information, and (to a lesser extent) so do buildings and parcels of land. Few companies can afford to have experienced researchers on staff to mine the available sources of data, but Factual Data has instant electronic access to many of them.

     Second, what type of information is most useful for each particular category of decision? For example, a property manager understandably cares about a prospective resident's credit history, but is less interested in knowing how many speeding tickets the resident has collected. Prospective employers want to confirm applicants' claims about their academic credentials and employment history, but may not care to know about an applicant's legal dispute with his or her plumber, and are prohibited from considering the details of an applicant's recent bankruptcy. Factual Data's proprietary technology enables us to sort through the universe of raw data to deliver only what is relevant to the inquiry.

     Third, and most important, what information does the customer want, and what delivery method and format would make that information most useful? With Factual Data's expertise and enhanced proprietary Web application software, we can:

          Deliver a written report about a particular person, business, or property containing data obtained from our third party sources, neatly consolidated and organized according to the customer's specifications.

          Integrate information we uncover from our third party sources with details a customer has obtained (perhaps from the application of a prospective borrower, resident, or employee), reconcile any differences, assign the applicant a score based on the customer's predetermined criteria, and feed the results directly into the customer's computer system.

          Use our third party sources and personal interviews to confirm information that an applicant has self-reported.

          Scan a portfolio of files (perhaps all of a lender's new loans for the month, or all of a company's recent hires) and generate a report summarizing selected data.

     Unless restricted by law, regardless of what a customer needs to know and how they want to receive the information, Factual Data can accommodate the inquiry. To learn more about our specific products and services for lenders, employers, property managers, and business owners, please see the next section, entitled "Products and services."

Products and services

     Factual Data specializes in gathering data from a wide range of sources, and then adding value by analyzing that information and presenting and delivering it in the manner that best suits each customer's decision-making process. Although we have the expertise and flexibility to serve customers with informational needs that we haven't yet considered, naturally there are some products and services that we provide with great frequency and that form the foundation of our business.

Lender services

     Mortgage credit reports or MCRs. Credit data provided directly from the three Credit Repositories is often inconsistent, is not presented in a customized or consolidated format, and may be difficult to interpret. Lenders also may need to have credit information independently verified, or need more information than the Credit Repositories can provide.

     Factual Data offers customized MCR products to satisfy a range of needs. Each Factual Data MCR meet all government and industry standards.

     Factual Data's Bureau Express Report, which offers merged information from the Credit Repositories in a customer-designed format, is our most popular MCR. We can resolve inconsistencies in the Credit Repositories' results, and, at the customer's option, Factual Data will also generate industry standard credit scores, which help lenders quickly assess prospective borrowers and make objective, impartial lending decisions. Our customer service staff will quickly verify and update any item required by the lender.

     Customers can obtain Bureau Express Reports in several ways, including visiting Factual Data's Web site. These MCRs are compiled by our proprietary computer and telecommunications systems in seconds.

     Factual Data and its System Affiliates delivered approximately 3.45 million MCRs in 1999. Over 90% of these were ordered and received via e-commerce.

     Flood determination certificates, and bundled MCR and flood determination certificates. In 1998, Factual Data introduced the first, multi-vendor integrated software providing both credit information and flood determinations for the mortgage industry. Our customers can obtain credit and flood-related information in a single report by submitting requests over a network or modem directly to Factual Data's upgraded Technology Centers. Results are returned on-line, usually within seconds. We also offer flood determination certificates as a standalone product.

     In 1999, U.S. mortgage lenders obtained over 9 million flood certifications from a variety of sources. Factual Data and its System Affiliates serviced 17,452 of those requests. In nearly all of these cases, the customer also required credit information. Factual Data's management believes that we can dramatically increase our share of the profitable flood certificate market by offering lenders the convenience of a merged credit and flood determination report.

     Tax record search. Factual Data can deliver tax information obtained directly from IRS records to help lenders verify an applicant's income and social security number.

     Automated property valuation model. This tool uses both public and proprietary data to derive the fair market value of land and buildings that lenders may consider financing or accepting as collateral.

     QuickScore(TM). Automated underwriting systems, as well as human underwriters, typically rely on standardized credit scoring systems to evaluate prospective borrowers. Many lenders retain Factual Data to separately confirm and update prospective borrowers' credit histories and calculate credit scores based on current information to ensure their customers are not jeopardized by outdated or inaccurate data.

     Third party originator review. Many wholesale lenders work with multiple independent loan originators, such as mortgage brokers and correspondent lenders, who administer loan applications, educate borrowers about their options, and arrange for financing. Loan originators typically must be licensed and meet other requirements that vary from state to state. Lenders wishing to confirm that they are dealing only with qualified, licensed, and reputable loan originators retain Factual Data to check originators' license information, criminal records, credit history, and other pertinent information.

     Credit Scan(TM) pre-funding credit research. Factual Data's Credit Scan services help mortgage lenders detect and avoid problems like early payment defaults, foreclosures, repurchases, indemnification requests, and outright fraud, before funding a loan.

     Post-closing audit. After a loan is funded, lenders' quality assurance personnel rely on this service to quickly evaluate loans for compliance audits.

     Portfolio review. Factual Data can analyze large groups of loan files and generate a report that summarizes or compares underlying data. For example, a portfolio review will quickly determine how many loans a lender financed in a particular geographic area, how many loans are outstanding in various dollar ranges, or what the average credit score is among a lender's current borrowers.

Employer services

     Factual Data's Web based employee screening services help employers verify job applications and make informed hiring decisions. We offer two types of reports to meet employers' unique requirements.

     EMPfacts is a state-of-the-art, accurate background check that verifies an applicant's professional, educational, and personal history. A Factual Data EMPfacts Report can include, at the customer's option:

        results of substance abuse testing
        driving records
        worker's compensation history
        public records information (such as judgments and tax liens) fraud searches criminal records educational background financial reports address verification employment history social security number search professional license verification psychological testing

     The Empfacts Quick I.D. is an instant employment screening report, delivered to customers via Factual Data's Web site in seconds. Using an applicant's name, address and social security number, Quick I.D. can generate employment information, a public records search, a fraud search, financial summaries, and residence information. Once an applicant has been pre-qualified based on the instant Quick I.D., customers can order more detailed Empfacts information over the Web.

     Factual Data and its System Affiliates delivered 88,223 EMPfacts Reports during 1999.

Property management services

     Factual Data designed Resident Qualifier specifically for property managers. A Resident Qualifier Report contains verified information regarding a proposed resident based on Credit Repository data, employment history, public records, residence history, payment habits, criminal background, and eviction data. Resident Qualifier is unique in that it provides a customizable scoring system to help property managers impartially screen applicants as required by fair housing standards and regulations mandating nondiscriminatory rental practices.

     Factual Data and its System Affiliates delivered 147,445 Resident Qualifier Reports via electronic commerce during 1999.

Business information services

     Factual Data's CorpData Reports provide credit profiles on businesses of all sizes and their owners. Our customers use these reports, which are based on objective third party accounts of payment history and other information, to evaluate prospective clients, vendors, franchisees, licensees, and venture partners.

     Industry overview, competition, and how Factual Data intends to keep growing

     The primary competitive factors in the information services industry are:

      responsiveness and reliability of customer service personnel accuracy and thoroughness of reports readability of reports--both by human personnel and by decision-making software technological sophistication turnaround time price name recognition security

     Factual Data is distinguishable from its competitors in virtually all of these areas, but our strength derives primarily from our technological sophistication. Factual Data's advanced proprietary software enables us to deliver thorough, accurate reports that meet our customers' formatting specifications with both speed and economy. We also go to great lengths to ensure the security of information that we receive and reports that we generate. To management's knowledge, Factual Data is the only U.S. information services provider that requires every employee to be certified under the FCRA. Moreover, Factual Data voluntarily submits to regular audits by ICSA, a leading independent e-commerce security firm. For more information about confidentiality and security measures, please see "Government regulation and privacy issues" below.

     When Factual Data was formed in 1985, companies offering background checks and credit information had no choice but to perform their services manually. We contacted creditors, lenders, employers, landlords, and other businesses by telephone, and we personally sorted through public files and other data sources to discover and verify information.

     In the past decade, the industry has experienced significant change in terms of how services are requested, how information is obtained and confirmed, and how data is formatted and delivered to the customer. These changes have been driven by advances in computer systems and communications technology, as well as increasing customer demands for more information delivered fast. Now, information service providers must maintain--and continually enhance--sophisticated technology, and must hire and train staff to use that technology effectively. Factual Data was among the first in the industry to recognize the potential of electronic commerce and to develop the systems and expertise required to exploit that potential.

     Because it is both difficult and expensive to keep abreast of technological advances, we believe that the information services industry will consolidate, and that the market may become dominated by a handful of companies that have proven technological capabilities and diversified product lines. As the industry becomes increasingly automated and customized, we believe that Factual Data's state-of-the-art Technology Centers and comprehensive menu of information services will allow us to continue to compete aggressively. For more information about Factual Data's Technology Centers, please see "Description of Properties" below.

     The lender services industry. Approximately 1,400 companies provide mortgage credit reporting and other lender information services in the United States. A significant number of Factual Data's competitors are small companies operating on a local scale. Only a limited number are large organizations or companies with the technological capabilities to service customers electronically. Similarly, few provide more than mortgage credit reports. In contrast, Factual Data offers a range of services designed to meet all of a lender's informational requirements. See "Products and services" above.

     In addition to offering a comprehensive array of lender services, Factual Data derives market strength from our relationship with Fannie Mae and Freddie Mac. As the two largest sources for capital for the mortgage industry, these government-sponsored enterprises have developed numerous programs to simplify the underwriting process and lower the overall costs for both borrowers and lenders. To protect the integrity of their automated underwriting systems, both entities limit the number of directly approved service providers. Factual Data is one of only five direct credit providers approved on both the Fannie Mae Desktop Underwriter and Freddie Mac Loan Prospector systems. Because they rely on sound empirical data, these two automated systems have proven to be reliable and cost-effective for mortgage lenders. The expertise Factual Data has gained in developing alliances with Fannie Mae and Freddie Mac gives us significant credibility, as well as a strong market position as automated decision engines become more prominent in the credit industry.

     The mortgage credit reporting business is directly influenced by the mortgage lending environment. The mortgage originations industry contracted in 1999; although the number of new loans remained relatively stable, fewer people refinanced existing loans because of the uptick in interest rates. According to the Mortgage Bankers Association of America, approximately $1.2 trillion in mortgage loans were extended in 1999, compared to more than $1.4 trillion in 1998. This loan activity fueled requests for an estimated 17.5 million MCRs and over 9 million flood determination certificates in 1999, compared to approximately 20 million MCRs and 10 million flood determination certificates in 1998.

     Our primary competitors in the lender services industry are The First American Financial Corp., CBC Companies, Inc., TransUnion Corporation, Experian, Inc., and Equifax Credit Information Services, Inc. Many of these companies are significantly larger than Factual Data and have greater financial and marketing resources. Our larger customers include The Money Store, North American Mortgage Company, NationsBanc/Boatmans National, Chase Manhattan Residential, U.S. Home Mortgage, Core States Mortgage, and CTX Mortgage. No individual customer accounted for more than 10% of our business in 1999.

     The resident qualifier services industry. Although Factual Data's technological sophistication has quickly earned us market share in the short time since we introduced resident qualifier services, we still face intense competition in this business, primarily from companies like Resident Data, Rent Grow, and First American Financial.

     We believe the market for resident information and verification services will remain strong and will continue to offer opportunities for Factual Data as property managers demand increasing automation and efficiency. In 1999, the rental industry was composed of over 27.5 million single and multi-family properties. We believe this represents a potential market of nearly 27 million credit checks and other verifications of prospective residents.

     The employer information services industry. The employer information services industry is estimated at a $1.5 billion market. Today's need for highly productive workers, the increase in "negligent hiring" lawsuits, and the growing reluctance among companies to provide forthright performance and character references for their former employees, have driven a rapid expansion of the industry. We believe the market for the types of employer services Factual Data offers will continue to expand and offer us substantial opportunities. Some of the competitors we face in this industry include ChoicePoint, Inc., Avert, Inc., and TransUnion Corporation.

     The market for other business information services. Factual Data has only recently entered the market for commercial credit reports, offering credit profiles on businesses and business owners. We believe this new service will be particularly appealing to the estimated 10+ million small businesses in the United States, which often have difficulty gauging the credit risk of new customers, vendors, and venture partners. Although there are other firms that offer similar services, our market research indicates that most concentrate their marketing efforts on large clients, and most are unable to provide information on approximately 40% of all commercial entities. We believe that Factual Data's more extensive information-gathering techniques, including on demand personal inquiries of creditors and current business partners, enable us to fill a substantial void in the market.

     Acquisitions. Factual Data has an aggressive growth strategy, particularly in the mortgage credit reporting business. The linchpin of this strategy is our status in that market. Factual Data is one of only five information services vendors producing an MCR that satisfies the requirements of both Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter.

     Because of Factual Data's size and credentials, we are uniquely positioned to expand by acquiring other mortgage credit reporting firms. Our research indicates that approximately 70% of the approximately 1,400 domestic providers of mortgage credit information services are small independent organizations, most of which generate less than $5.0 million of annual revenues. None of the small independent agencies are directly approved credit information vendors for Freddie Mac and Fannie Mae's automated underwriting systems, nor do they have the capital to invest in the technology and staff required to garner that approval. As the industry increasingly moves toward automated underwriting, we believe that owners of smaller firms will become receptive to the opportunity to join a more established enterprise like Factual Data.

     We focus our acquisition efforts on unaffiliated companies that are active in the credit reporting market and on companies that are already System Affiliates. Likely acquisition candidates are those companies that:

      would immediately add to our customer and revenue base;

      would immediately offer significant economies of scale because we can consolidate their facilities, research efforts, and administrative functions with ours and eliminate duplicative costs and expenses; and

      need to associate with a technologically sophisticated information services provider in order to remain competitive.

     We acquired 19 businesses in 1999, four of which were System Affiliates. The total purchase price for all of these firms was $21.28 million. Approximately $13.81 million of this amount was paid in cash, most of which we generated with a private placement of common stock in March and April 1999. The remaining $7.46 million was in promissory notes. The notes vary, but are generally payable over three to five years and bear annual interest of up to 8%. For more information about Factual Data's outstanding debt, please see note 6 to the Consolidated Financial Statements. For more information about Factual Data's private placement and our need for additional financing to support our growth strategy, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     All of Factual Data's 1999 acquisitions were asset purchases--meaning we bought customer lists, customer agreements, computer equipment, and office furniture. We typically require non-competition and confidentiality agreements from significant selling shareholders and key personnel in all acquisitions. In many cases we secure the continued benefits of key employees' expertise by offering those individuals employment agreements.

     As of March 31, 2000, we are negotiating to acquire other companies, but no definitive agreements are pending. Although management hopes to continue acquiring companies, we cannot predict how many acquisitions we will complete in 2000, if any.

     Marketing channels. As of December 31, 1999, we marketed our services through 44 locations across the country and on our interactive Web site, www.factualdata.com. Factual Data owned 14 of those 44 locations and we had 30 System Affiliates.

Government regulation and privacy issues

     For some of its services, Factual Data is regulated as a "consumer reporting agency" under the Fair Credit Report Act, or FCRA. We also must comply with the laws of all fifty states since our business is national. Finally, there is increasing pressure--from regulators, legislators, and the private sector--for firms engaged in electronic commerce to restrict the type of information they collect, to adopt controls on how they use and share information, and to ensure that their databases of sensitive information are secure.

     Management believes that Factual Data complies in all material respects with the laws and regulations that govern our business. We also have voluntarily adopted some of the most rigorous privacy and security measures in the industry. Nevertheless, new or changed laws affecting consumer reporting agencies, or private sector initiatives that impose new and unanticipated obligations, could have a material adverse effect on our business.

     Fair Credit Reporting Act. The FCRA governs consumer reporting agencies and the methods they use to produce and sell consumer reports. For example, the FCRA prohibits disclosure of "obsolete" information--generally anything more than seven years old--concerning a consumer.

     The primary goal of the FCRA is to ensure that consumer information is not available to a broader audience than necessary. The statute permits consumer reporting agencies to furnish a consumer report only when requested or authorized by the subject consumer, or when requested by a person or business that the agency believes intends to use the information for legitimate business purposes, such as:

           To make decisions about new credit transactions, and to monitor risk and compliance with the terms of existing credit relationships.

           To make hiring decisions.

           To make decisions  about new insurance  transactions,  and to monitor
           risk  and   compliance   with  the   terms  of   existing   insurance
           relationships.

           To make decisions about new investments, and to monitor risk and compliance with the terms of existing business relationships.

     The FCRA permits an injured consumer to hold a reporting agency liable if the agency willfully or negligently failed to comply with the statute. Officers and directors of consumer reporting agencies that knowingly and willfully disclose consumer information to unauthorized people may suffer criminal penalties.

     State laws. Factual Data must comply with the relevant laws of each state in which it does business. Although there is some uniformity among the states, many states have at least one unique statute or regulation that affects the information services industry. For example:

           A number of states have laws similar, but not identical, to the FCRA.

           Several states require companies engaged in investigative reporting (a term that includes some of the techniques we use to generate certain types of reports), to be licensed.

           A large number of states regulate the type of information that can be made available to the public, or impose conditions to the release of information. For example, some state laws prohibit access to workers' compensation histories. Others require a signed release from the subject of the report before personal information can be collected.

     Privacy and security concerns. Many privacy and consumer advocates and federal regulators have become increasingly concerned about how personal information is collected, used, shared, and maintained--particularly by e-commerce companies. It is possible that state and federal legislators or regulators will impose measures to address these concerns. At the same time, groups representing a variety of interests (from consumer watchdogs to Internet retailers) are negotiating voluntary initiatives in an effort to either supplement, or stave off, expected government intervention.

     Factual Data cannot predict how or when this flurry of activity will end, and how, if at all, the end result will affect our business. However, we can offer some insight into our commitment to consumer privacy and security.

     First, all Factual Data staff members must obtain FCRA certification from Associated Credit Bureaus, Inc. If we acquire a business whose employees are not certified, we offer continued employment to those individuals, but they must become FCRA certified promptly. We believe this requirement accomplishes two objectives. It sends a message to our employees and our customers about how seriously we view our corporate responsibilities, and it makes every Factual Data employee fully aware of his or her personal duty to manage consumer information with care.

     Second, Factual Data's Technology Centers, Web site, and computer systems undergo rigorous testing by ICSA, an independent e-commerce security firm, at least four times each year. Although recent "denial of service" attacks against prominent Internet sites demonstrated that no amount of testing can guarantee security, these voluntary audits help reduce Factual Data's exposure to menaces like viruses, hackers, common theft, and system failures.

System Affiliates

     From 1989 to 1993, we franchised our MCR system. Franchisees pay us fees to use our name and our methods to generate reports. In 1993, we terminated our franchise program in favor of licensing agreements that permit licensees to use our systems to service their own customers in return for a percentage of their gross billings. We stopped executing license agreements in 1995. We will honor our existing contractual obligations, but we do not intend to offer new franchises or licenses in the future.

     In 1999, System Affiliates provided 6.2% of our gross revenues, compared to 22.1% in 1998. We expect revenues from System Affiliates to decline over time since the number of System Affiliates will not increase, and may in fact decline.

Suppliers

     We do not maintain our own informational databases. Instead, we obtain all of our information from third party sources.

     Consumer credit data is maintained by large national credit repositories such as Experian, Inc., TransUnion Corporation, and Equifax, Inc. These entities grant access to their databases pursuant to "reseller" agreements. Generally, either party can terminate a reseller agreement for any (or no) reason with little notice. While we believe our relationships with the Credit Repositories are good, we cannot guarantee that our reseller agreements will continue indefinitely. The loss of any data source, particularly a Credit Repository, would be detrimental to our business.

Intellectual Property

     Factual Data relies on a combination of trademark, servicemark, copyright, trade secret and contract protection (like licenses) to establish and protect our proprietary rights in our services and technology. We currently maintain 141 registered trademarks, servicemarks and copyrights--all of which management believes are properly filed and recorded. Management is not aware of any infringement of our proprietary rights.

Facilities

     Factual Data's corporate offices are located in two buildings in Loveland, Colorado. We hold 20-year operating leases that entitle us to 23,347 square feet of space in one building and 15,882 square feet in the other.

     The lease on our larger space calls for annual payments of $281,796 through 2003. These payments may increase up to 15% every five years thereafter until the lease expires in 2018. Our second lease requires annual payments of $220,596 through 2004, with 15% increases every five years thereafter until 2019. We anticipate the two spaces will be adequate to meet our office requirements for the foreseeable future.

     In connection with our acquisitions we assumed several leases, most of which are not material and none of which have terms exceeding ten years. See
Note 10 to the Consolidated Financial Statements.

Insurance

     We maintain commercial general liability and property insurance. The policy provides for a general liability aggregate limit of $2 million, and $5 million annual aggregate umbrella coverage. We also carry an errors and omissions policy covering our various service lines.

Employees

     At March 31, 2000, we employed 217 people full-time and 19 people on a part-time basis. There are no union or collective bargaining agreements between Factual Data and our employees. Management considers employee relations to be good.

Item 2.         Description of Properties.

     Factual Data collects, integrates, analyzes, and delivers information from our Technology Centers in Loveland, Colorado and Denver, Colorado. These two centers work in tandem, sharing the burden of Factual Data's processing demands. We rely on load balancing and fail-over services from Sprint, as well as redundant routing services within our own network, to ensure that all work is handled expeditiously. Each Technology Center is capable of independently handling all of Factual Data's current production traffic.

     We have invested over $3.5 million in our technology, which utilizes proprietary computer software and state-of-the-art hardware and communication systems. Our information, processing, and telecommunications systems are scalable; we can expand our customer base and our portfolio of services without jeopardizing our efficiency or committing substantial additional funds.

     Each Factual Data Technology Center and has a call capacity exceeding 30,000 calls per day. We processed approximately 350,000 reports per month in 1999, and management believes we have an infrastructure to support three times that volume. In addition, management believes that the excess capacity we have built into our systems and operations can be readily and economically augmented to accommodate even more growth.

     Twenty-three Factual Data employees, including ten software developers, are responsible for the continued development and maintenance of Factual Data's technology. We are committed to maintaining our technological competitive advantage, and we intend to continue to devote resources to this effort.

     We service our customers with proprietary software developed in-house over the past 15 years. Operating systems in the Technology Centers are non-proprietary Windows NT or Linux based Intel platforms. Each system has at least one backup, and can be repaired or replaced easily and cheaply. The server platform is Windows NT based. Our redundant servers can assume all production in minutes if necessary. Backup power is available to the servers to ensure up to 45 minutes of uninterrupted power. Networking is achieved through a multi-Gigabit redundant backbone using Intel Network switches. Each server delivers up to 800 Mbits directly to the backbone network.

     Management believes our systems have sufficient back-up and disaster recovery capability. Because of those precautions, Factual Data has experienced little downtime. Nevertheless, Factual Data's business depends on our ability to protect the Technology Centers against damage from fire, power loss, telecommunications failure, natural disasters, or a similar event. Despite our precautionary backup power and duplicate telecommunication facilities, we could experience a natural disaster, hardware or software malfunction, or other interruption of Technology Center operations. Extended interruptions in our services could be significantly detrimental, and our insurance may not be adequate to compensate us for all resulting losses.

Item 3.         Legal Proceedings.

     On March 13, 2000, we were served with a Demand for Arbitration by the holder of separate exclusive area development and franchise agreements covering
(1) the State of Ohio; Mercer County Pennsylvania; and Hinsdale and Lenawee County Michigan, and (2) the State of Florida (except the counties of Broward, Dade, Monroe, Collier, Lee, and Hendri). The arbitration demand alleges breaches of the franchise agreements, violations of the Minnesota Franchise Act, and various state-law tort claims. The arbitration demand seeks unspecified damages and declaratory relief. We have not yet filed our answer and we are in the process of evaluating the case. Management intends vigorously to contest the claims alleged in this proceeding and we will assert counterclaims relating to unauthorized out-of-territory sales, failure to develop franchise areas, and for other amounts owed by the franchisee to us. Due to the early stage of this litigation we cannot, nor can our counsel, express a judgment as to either the likelihood of success on our counterclaims or an unfavorable outcome, or the amount or range of a potential recovery or loss.

     We are not a party to any other legal proceedings except in the ordinary course of our business but none of these proceedings are material; we are not aware of any legal proceeding threatened against us.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 1999.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our Common Stock and Warrants our quoted on the Nasdaq National Market under the symbols "FDCC" and "FDCCW." The following table sets forth for the periods indicated the high and low closing prices of the Common Stock and Warrants as reported on the Nasdaq National Market after June 22, 1999 and on the Nasdaq SmallCap Market prior to that:

                                         Common Stock            Warrants
           1998                       --------------------  -------------------
                                       High         Low       High      Low
                                      -------     --------  --------  ---------

  Second Quarter (from May 13)        $  9.63       $5.50     $3.63     $  .50
  Third Quarter                          9.50        6.50      3.38       1.38
  Fourth Quarter                         8.38        6.38      2.78       1.25

                                         Common Stock            Warrants
           1999                       --------------------  -------------------
                                       High         Low       High      Low
                                      -------     --------  --------  ---------

  First Quarter                       $  9.34       $7.25     $3.19     $ 1.63
  Second Quarter                        11.19        9.06      4.00       2.63
  Third Quarter                         10.69        7.75      3.63       1.38
  Fourth Quarter                         8.00        7.00      1.59       1.00

     Dividends. We have not paid or declared cash distributions or dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other relevant factors.

     On March 27, 2000, the closing price of our Common Stock and Warrants reported on the Nasdaq National Market was $8.25 per share and $1.96 per Warrant. As of March 27, 2000, there were only a few holders of record of our Common Stock and record holders of our Warrants and we estimate, based upon information provided by brokers and repositories, that we have in excess of 600 beneficial owners of our Common Stock and over 600 beneficial owners of our Warrants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to services offered by us and our future economic performance.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way. Such risks and uncertainties include but are not limited to the following: interest rate fluctuations, effects of national and regional economic and market conditions, seasonal housing market fluctuations, labor and marketing costs, operating costs such as telephone and repositories costs, intensity of competition, success of our consolidation plan and legal claims.

Overview

     We specialize in gathering data from a wide range of sources, and then add value by analyzing that information and presenting and delivering it in the manner that best suits each customer's decision-making process. Although we have the expertise and flexibility to serve customers with information needs that we haven't yet considered, naturally there are some products and services that we provide with great frequency. See Item 1.

     Our portfolio of services includes various lender services, employee screening, resident screening, commercial credit information, and similar information services for businesses and government-sponsored enterprises.

     During 1999, we devoted substantial resources to upgrading our Technology Center, refining our proprietary software, and expanding our team of experienced managers, programmers, and customer service staff. Now, we are poised to offer one of the most diverse and comprehensive directories of business information solutions in the industry.

     In order to expand information services, we have an aggressive consolidation plan whereby we have identified both competitors and System Affiliates as potential acquisition candidates. See Item 1. As we implement our consolidation plan, we expect information services revenue and gross profit to increase and System Affiliates revenue to decrease as System Affiliates are either acquired or their agreements with us expire.

     We are excited about our accomplishments in 1999. Our revenue growth coupled with the rapid expansion of our technological and corporate infrastructure has provided Factual Data a strong competitive position. While our growth in Internet related e-commerce was far reaching in 1999, we feel we have only just begun to harness the power of the Web as it relates to our business. We expect the building that we accomplished in 1999 will enable us to continue to diversify within information services, and to perform well in 2000. Selected Financial Data

     The following consolidated selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Report. The consolidated statements of income data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998 and 1999 are derived from our consolidated financial statements which have been audited by Ehrhardt Keefe Steiner & Hottman PC, our independent auditors, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                  For the Year Ended
                                                     December 31,
                                            ----------------------------
                                                1998            1999
                                            -----------      -----------
                                      (in thousands, except per share data)

Statements of Income Data:
Revenue
   Information services ...............     $     6,236      $    21,904
   Ancillary income ...................           1,451            2,069
   System Affiliates ..................           2,198            1,601
   Training, license and other ........              59              256
                                            -----------      -----------

        Total revenue .................           9,944           25,830
                                            -----------      -----------


Operating Expenses
   Costs of services provided .........           3,684           15,400
   Consolidation costs ................            --              1,245
   Depreciation and amortization ......             776            2,715
   Selling, general and administrative            3,130            4,907
                                            -----------      -----------

           Total operating expenses ...           7,590           24,267
                                            -----------      -----------


Income from operations ................           2,354            1,563
Other income ..........................             185              201
Interest expense ......................            (152)            (580)
                                            -----------      -----------


Income before income taxes ............           2,387            1,184
Income tax expense ....................             810              525
                                            -----------      -----------


Net income ............................     $     1,577      $       659
                                            ===========      ===========


Basic earnings per share ..............     $       .59      $       .13
                                            ===========      ===========


Weighted average common stock
  outstanding .........................       2,680,753        4,937,763
                                            ===========      ===========

Diluted earnings per share ............     $       .57      $       .13
                                            ===========      ===========

Weighted average common stock
  outstanding .........................       2,769,214        5,219,140
                                            ===========      ===========

                                                    December 31,
                                            ----------------------------
                                                1998          1999
                                            -----------      -----------
Balance Sheet Data:                                  (in thousands)

Working capital .......................     $     1,786      $    (2,377)
Total assets ..........................          18,177           39,692
Total liabilities .....................           7,341           14,334
Shareholders' equity...................          10,836           25,359

Results of Operations

     The following table sets forth for the periods indicated, as a percentage of total revenues, those items included in our Consolidated Statements of
Income:

                                                Year Ended
                                               December 31,
                                             -----------------
                                              1998       1999
                                             -----       -----
Revenue
   Information services ..............        62.7%       84.8%
   Ancillary income ..................        14.6         8.0
   System Affiliates .................        22.1         6.2
   Training, license and other .......          .6         1.0
                                             -----       -----
        Total revenue ................       100.0%      100.0%
                                             -----       -----

Operating Expenses
   Costs of services provided ........        37.0        59.6
   Consolidation costs ...............         --          4.8
   Depreciation and amortization .....         7.8        10.5
   Selling, general and administrative        31.5        19.0
                                             -----       -----
        Total operating expenses .....        76.3%       93.9
                                             -----       -----

Income from operations ...............        23.7%        6.1%
Other income .........................         1.9          .8
Interest expense .....................        (1.5)       (2.2)
                                             -----       -----

Income before income taxes ...........        24.1%        4.7%
                                             -----       -----

Income tax expense ...................         8.1%        2.1%
                                             -----       -----

Net income ...........................        16.0%        2.6%
                                             -----       -----


Comparison of Operating Results for Years Ended December 31, 1999 and 1998

     Information services revenue increased $15.67 million, or 251%, from $6.24 million in 1998 to $21.90 million in 1999. The increase was primarily a result of our acquisitions (See Note 2 to the consolidated financial statements). We completed nineteen acquisitions during the year 1999 compared to eight acquisitions in 1998. We continued to diversify in the business to business information services sector, as employment screening and resident qualifier services combined increased $1.02 million, or 95%, from $1.08 million in 1998 to $2.10 million in 1999. Diversification into non-first mortgage lending, new clients like the Money Store, and new business partners like Fannie Mae, all also contributed to increased revenues in 1999.

     Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income increased by $618,000, or 43%, from $1.45 million in 1998 to $2.07 million in 1999. The increase is primarily a result of us providing additional services to our System Affiliates.

     System Affiliates revenues decreased $600,000, or 27%, from $2.20 million in 1998 to $1.60 million in 1999. The decrease is due to the acquisition of nine System Affiliates and the reduced royalty fees. This reduction in System Affiliates revenues is expected to continue as we acquire additional System Affiliates and phase out our franchising and licensing programs.

     Training, license and other revenue increased $197,000, or 334%, from $59,000 in 1998 to $256,000 in 1999. The majority of this increase is interest from investments earned on the $13.86 million private placement closed in March 1999.

     Costs of services increased $11.72 million, or 318%, from $3.68 million in 1998 to $15.40 million in 1999. For the year ended December 31, 1999, nineteen acquisitions were completed as compared to eight acquisitions during the year ended December 31, 1998. The increases in direct operational costs are related to our acquisitions, which tend to impact our operating margins. The decrease in operating margin is directly related to the following areas:

          Salaries -- As a result of acquisitions the number of employees whose costs are included in costs of services has increased. Employee costs allocated to costs of services include operation managers, marketing representatives and processing personnel. As acquisitions are made, we generally incur a duplication of personnel until the acquisition is completely converted to our software and operating system. Due to the inefficiencies of many acquired companies' processing systems and their dependence on non-automated services, these increased costs tend to impact our operating margin during the transition period. Also included in the salary increase are the additions to the programming staff for system enhancements, new service development and custom client interfaces. This added staff provides the needed resources for national account development, while increasing our ability to integrate new services from acquisitions.

          Bureau costs -- Due to volume pricing we purchase information at a more favorable price than the small independent companies we are acquiring. Converting an acquisition from its existing price structure to ours takes approximately 90 to 150 days. With most small independents being on another system, royalties must also be paid until the new office is completely converted to the Factual Data system.

          Telecommunication costs -- As telecommunication costs are also volume driven, we strive to convert the telecommunication of each acquired company to its selected carrier. The conversion from one phone carrier to another can include installing new software and setting up an Internet provider. The timeline for the phone conversion may take between 60 and 120 days.

     Selling, general and administrative expenses increased $1.78 million, or 57%, from $3.13 million in 1998 to $4.91 million in 1999. This increase is related to costs associated with building our corporate, regional processing and technology infrastructures. The year 1999 signaled the building of a new foundation for Factual Data Corp. by successfully creating a dynamic infrastructure, in terms of management and national account sales.

     Consolidation costs for the year 1999 were $1.25 million as compared to $0 for the year 1998. These costs include one time consolidation charges for items such as recruiting fees, salaries for terminated owners and managers, and travel costs for the consolidation and relocation of our regional processing centers.

     Depreciation and Amortization for the year ended December 31, 1999, was $2.72 million compared to $776,000 for December 31, 1998. This increase of $1.94 million, or 250%, reflects the amortization expense for twenty-seven acquisitions in 1999 compared to eight acquisitions in 1998.

     Interest expense increased $428,000, or 282%, from $152,000 in 1998 to $580,000 in 1999. This increase is due to additional notes payable issued in connection with our acquisitions.

     Income taxes decreased $285,000, or 35%, from $810,000 in 1998 to $525,000 in 1999. Our effective tax rate remained at approximately 37%.

     As a result of the foregoing factors, net income for the year 1999 was $659,000, or $0.13 per diluted share, compared to $1.58 million, or $0.57 per diluted share, for 1998. This earning per share calculation takes into account consolidation costs of $1.25 million or $.23 per diluted share for the year ended 1999. Excluding the consolidation costs we would have reported earnings, after tax, of $1.9 million or $0.36 per diluted share for the year ended 1999.

     Our 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) was $4.5 million, or $0.86 per diluted share based on 5,219,140 shares, as compared to $3.3 million, or $1.20 per share based on 2,769,214 diluted shares in 1998. In 1999, this EBITDA per share calculation takes into account consolidation costs of $1.25 million or $.24 per diluted share, as a result of acquisitions, for the year ended 1999. Excluding the consolidation costs we would have reported EBITDA for the year ended 1999 of $5.7 million or $1.10 per diluted share.

Comparison of Operating Results for Years Ended December 31, 1998 and 1997

Liquidity and Capital Resources

     We had cash balances of $1.02 million at December 31, 1999. We were able to manage the net impact of accounts receivable, accounts payable and accrued expenses on cash flows from operations, which with net income of $659,000 and depreciation and amortization of $2.72 million resulted in cash flow provided from operations of $2.63 million.

     We used cash of $2.96 million to purchase additional equipment and furniture to build the infrastructure for our corporate and regional centers acquired in 1999. We also used cash to fund $2.62 million of principal payments on long-term debt. In March and April of 1999, we completed a private placement of 1,912,451 shares of Factual Data Corp. common stock and raised $15.50 million gross, $13.86 million net, to be used in our continuing acquisition program. The private placement proceeds allowed us to close on nineteen acquisitions, which were funded by paying cash of $13.81 million and issuing notes payable of $7.46 million. In connection with these acquisitions we acquired primarily fixed assets and intangibles and acquired access to certain key operating markets.

     Management believes that our anticipated cash requirements for the immediate future will be met from internally generated funds. We are currently negotiating bank financing to continue our consolidation plan.

Inflation

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition.

Item 7.         Financial Statements.

      See pages F-1 through F-23 attached hereto.

                               FACTUAL DATA CORP.




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

    Consolidated Statements of Cash Flows.........................F - 5

Notes to Consolidated Financial Statements........................F - 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Factual Data Corp.
Fort Collins, Colorado

We have audited the accompanying consolidated balance sheet of Factual Data Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factual Data Corp. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.





                                /s/ Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
February 11, 2000
Denver, Colorado
                                 F - 1

                               FACTUAL DATA CORP.

                           Consolidated Balance Sheet
                                December 31, 1999




                             Assets (Notes 5 and 6)


Current assets
   Cash ..................................................     $ 1,023,945
   Accounts receivable, net ..............................       3,663,094
   Prepaid expenses and other ............................         355,531
   Income tax refund receivable ..........................         594,011
                                                               -----------
     Total current assets ................................       5,636,581

Property and equipment, net (Notes 3 and 6) ..............       5,998,532
Intangibles (Notes 2 and 4) ..............................      27,756,373
Other assets .............................................         300,989
                                                               -----------

                                                               $39,692,475
                                                               ===========



                      Liabilities and Shareholders' Equity

Current liabilities
   Line-of-credit (Note 5) ...............................     $   500,000
   Current portion of long-term debt (Note 6) ............       3,432,526
   Accounts payable ......................................       3,099,678
   Accrued payroll and expenses ..........................         968,691
   Deferred income taxes (Note 9) ........................          13,386
                                                               -----------
     Total current liabilities ...........................       8,014,281

Long-term debt  (Note 6) .................................       5,908,584

Deferred income taxes (Note 9) ...........................         410,645

Commitments (Note 10)

Shareholders' equity (Note 7)
   Preferred stock, 1,000,000 shares authorized; none
     issued and outstanding ..............................            --
   Common stock, 10,000,000 shares authorized;
     5,380,103 issued and outstanding ....................      22,478,244
   Retained earnings .....................................       2,880,721
                                                               -----------
     Total shareholders' equity ..........................      25,358,965
                                                               -----------

                                                               $39,692,475
                                                               ===========
                See notes to consolidated financial statements.

                                FACTUAL DATA CORP

                        Consolidated Statements of Income


                                                  For the Years Ended
                                                     December 31,
                                                   1998          1999

Revenue
   Information services ....................     $  6,235,604      $ 21,903,658
   Ancillary income ........................        1,451,104         2,069,302
   System affiliates .......................        2,198,260         1,601,388
   Training, license and other..............           58,578           255,714
                                                 ------------      ------------
    Total revenue ..........................        9,943,546        25,830,062

Operating expenses
   Costs of services provided ..............        3,684,064        15,399,461
   Selling, general and administrative .....        3,129,496         4,907,378
   Consolidation costs (Note 13) ...........             --           1,245,059
   Depreciation and amortization ...........          776,093         2,715,342
                                                 ------------      ------------
     Total operating expenses ..............        7,589,653        24,267,240
                                                 ------------      ------------

Income from operations .....................        2,353,893         1,562,822

Other income (expense)
   Other income ............................          185,262           201,458
   Interest expense ........................         (152,421)         (579,668)
                                                 ------------      ------------
     Total other income (expense) ..........           32,841          (378,210)
                                                 ------------      ------------

Income before income taxes .................        2,386,734         1,184,612

Income tax expense (Note 9) ................          810,000           525,198
                                                 ------------      ------------

Net income and comprehensive income ........     $  1,576,734      $    659,414
                                                 ============      ============

Basic earnings per share ...................     $       0.59      $       0.13
                                                 ============      ============

Basic weighted average shares outstanding
 (Note 12) .................................        2,680,754         4,937,763
                                                 ============      ============

Diluted earnings per share .................     $       0.57      $       0.13
                                                 ============      ============

Diluted weighted averages shares
 outstanding (Note 12) .....................        2,769,214         5,219,140
                                                 ============      ============


                See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

     Consolidated Statement of Changes in Shareholders' Equity For the Years
                        Ended December 31, 1998 and 1999


                                                           Common Stock                                 Total
                                                     ---------------------------      Retained      Shareholders'
                                                       Shares           Amount        Earnings         Equity
                                                     ----------      -----------    ------------     -----------
Balance at December 31, 1997 ..................       1,800,000      $     2,500     $   644,573     $   647,073

Net proceeds of initial public offering (net
 of offering costs of $1,474,795) .............       1,380,000        6,253,205            --         6,253,205

Common stock issued in connection with
 business acquisitions ........................         371,346        2,359,000            --         2,359,000

Net income for the year ended December 31, 1998            --               --         1,576,734       1,576,734
                                                     ----------      -----------    ------------     -----------

Balance at December 31, 1998 ..................       3,551,346        8,614,705       2,221,307      10,836,012

Shares retired from escrow account (Note 7) ...         (83,694)            --              --              --

Net proceeds of private placement offering
 (net of offering costs of $1,636,461)
 (Note 7) .....................................       1,912,451       13,863,539            --        13,863,539

Net income for the year ended December 31,
 1999 .........................................            --               --           659,414         659,414
                                                     ----------      -----------    ------------     -----------

Balance at December 31, 1999 ..................       5,380,103      $22,478,244     $ 2,880,721     $25,358,965
                                                     ==========      ===========    ============     ===========

                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

                      Consolidated Statements of Cash Flows


                                                        For the Years Ended
                                                             December 31,
                                                     ------------------------------
                                                         1998               1999
                                                     ------------      ------------

Cash flows from operating activities
  Net income ...................................     $  1,576,734      $    659,414
                                                     ------------      ------------
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization ..............          776,094         2,715,342
    Loss (gain) on sale of fixed assets ........           25,454            (4,524)
    Deferred income taxes ......................          240,276            61,978
    Changes in operating assets and liabilities
      Accounts receivable ......................       (1,920,392)         (743,516)
      Prepaid expenses and other ...............          (67,089)         (182,742)
      Income tax refund receivable .............             --            (594,011)
      Other assets .............................          (37,604)         (173,320)
      Accounts payable .........................        1,323,142           873,993
      Accrued payroll, payroll taxes and
       expenses ................................          125,973           537,250
      Accrued taxes and other ..................          615,987          (524,186)
                                                     ------------      ------------
                                                        1,081,841         1,966,264
                                                     ------------      ------------
        Net cash provided by operating
         activities ............................        2,658,575         2,625,678
                                                     ------------      ------------

Cash flows from investing activities
  Purchases of property and equipment ..........       (1,206,424)       (2,836,128)
  (Purchases of) proceeds from short-term
    investments ................................       (2,212,386)        2,212,386
  Purchase of intangibles ......................         (123,809)             --
  Payments received on note receivable .........           45,000              --
  Net cash used in the acquisition of businesses       (3,604,900)      (13,814,698)
                                                     ------------      ------------
        Net cash used in investing activities ..       (7,102,519)      (14,438,440)
                                                     ------------      ------------

Cash flows from financing activities
  Line-of-credit, net ..........................             --             500,000
  Principal payments on long-term debt .........       (1,149,209)       (2,620,127)
  Net proceeds in private placement offering
  (net of offering expenses paid of $1,438,304
  (1998) and $1,636,461 (1999) .................        6,289,696        13,863,539
                                                     ------------      ------------
        Net cash provided by financing
         activities ............................        5,140,487        11,743,412
                                                     ------------      ------------

Net increase (decrease) in cash and cash
 equivalents ...................................          696,543           (69,350)

Cash and cash equivalents, at beginning of
 period ........................................          396,752         1,093,295
                                                     ------------      ------------

Cash and cash equivalents, at end of period ....     $  1,093,295      $  1,023,945
                                                     ============      ============

Continued on following page.

                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

                      Consolidated Statements of Cash Flows


Continued from previous page.


Supplemental disclosure of cash flow information:

     Interest paid on borrowings for the years ended December 31, 1998 and 1999 was $131,731 and $533,062, respectively.

     Cash paid for income taxes for the years ended December 31, 1998 and 1999 was $155,138 and $844,695, respectively.

Supplemental disclosure of non-cash investing and financing activities:

     During 1998 and 1999, the Company financed fixed assets purchases totaling $892,579 and $700,902, respectively, with notes payable and capital leases.

     During 1998, the Company acquired eight companies for $3,604,900 cash, notes payable of $2,899,790 and the issuance of restricted stock of $2,359,000. During 1999, the Company acquired nineteen companies for $13,814,698 cash and notes payable of $7,462,811 (Note 2).


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

The Company provides information services to lenders from its Company operated offices and 40 franchised and licensed offices. Franchised and licensed offices of the Company are referred through 44 locations to as system affiliates and related revenue derived from such system affiliates is referred to as system affiliate revenues.

The Company's sophisticated technology platforms used to develop new products and services allowed the Company to begin providing employee background information under EMPfactsSM QuickPeek IdentifierSM, and Tenant Qualifer reports for employers and landlords.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of FDC Acquisition, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, balances of cash and cash equivalents at banking institutions exceeded the federally insured limit by approximately $904,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Because of the credit risks involved, management has provided an allowance for doubtful accounts of approximately $208,000 which reflects its opinion of amounts which will eventually become uncollectible. In the event of a complete default by the Company's customers or system affiliates, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of default.

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

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, "Accounting for Costs of Computer Software Developed for Internal Use." Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three years. Costs associated with upgrades and enhancements that result in additional functionality are capitalized.

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

Advertising Costs

The Company expenses advertising and promotional expenses as incurred.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair values as of December 31, 1999 because of the relatively short maturity of these instruments.

The carrying amounts of notes payable and debt outstanding also approximate their fair values as of December 31, 1999 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Earnings Per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares plus potential dilutive common shares outstanding which includes common stock options granted under the Company's stock option plan and warrants issued in connection with the Company's IPO and private placement.

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

The Company had no investments in debt or equity securities at December 31, 1999.

Reclassifications

Certain amounts in the 1998 financial statements haven been reclassified to conform with the 1999 presentation.


Note 2 - Acquisition of Assets

In fiscal year 1999, the Company purchased the assets of nineteen businesses. These transactions have been accounted for as purchases. Amortization of acquired covenants not to compete are over the life of the agreements of two to five years. Customer lists acquired are amortized over fifteen years. Subsequent to December 31, 1999, the Company acquired the assets of one business.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 2 - Acquisition of Assets (continued)

The aggregate purchase price of the Company's 1999 acquisitions has been allocated to the assets purchased based on the fair market values on the date of acquisition, as follows:

Computer equipment, furniture and fixtures     $    603,370
Prepaid expenses and other assets ........           66,825
Non-compete agreements ...................          686,000
Intellectual property ....................          450,000
Customer lists ...........................       19,471,314
                                               ------------
    Subtotal .............................       21,277,509
Notes payable issued .....................       (7,462,811)
                                               ------------

Cash paid ................................     $ 13,814,698
                                               ============

The following table depicts the unaudited pro forma results of the Company giving effect to its 1999 acquisitions as if they occurred on January 1, 1998. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had these acquisitions occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                                    Years Ended
                                                    December 31,
                                           -----------------------------
                                               1998             1999
                                           ------------     ------------

Revenue ..............................     $ 39,797,335     $ 38,229,720

Net income ...........................     $  2,965,312     $  1,291,717

Basic earnings per share .............     $       1.11     $        .21

Diluted earnings per share ...........     $       1.07     $        .20

The Company pays an entity owned by a stockholder a commission on all successfully completed business acquisitions in which the entity is actively involved. During the years ended December 31, 1998 and 1999, the Company paid related commissions on successful business acquisitions of approximately $70,000 and $245,000, respectively.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 3 - Property and Equipment

Property and equipment at December 31, 1999 consists of the following:

Computer equipment and software      $ 3,786,958
Furniture and fixtures .........       2,990,449
Software development costs .....       1,571,759
Leasehold improvements .........         689,256
Vehicles .......................         149,626
                                     -----------
                                       9,188,048
   Less accumulated depreciation      (3,189,516)
                                     -----------

                                     $ 5,998,532
                                     ===========


Note 4 - Other Assets

Other assets at December 31, 1999 consist of the following:

Customer lists (Note 2) .........   $ 27,557,769
Goodwill ........................          8,771
Covenants not to compete (Note 2)      1,481,132
License agreement ...............         75,000
Intellectual property (Note 2) ..        450,361
                                    ------------
                                      29,573,033
   Less accumulated amortization      (1,816,660)
                                    ------------

                                    $ 27,756,373
                                    ============

Note 5 - Line-of-Credit

The line-of-credit at December 31, 1999 consists of:

$3,005,036   line-of-credit,   interest   payable  at  8.25%
 principal  and unpaid  interest  due  September  2000.  The
 line-of-credit   requires   the  Company  to  meet  certain
 financial    restrictive    covenants.    The    line    is
 collateralized  by  substantially  all  the  assets  of the
 Company.....................................................     $ 500,000
                                                                  =========

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 6 - Long-Term Debt

Long-Term Obligations

Long-term debt obligations at December 31, 1999 consist of the following:

Unsecured  note payable to an individual, monthly  principal payments  are the  greater of $750 or 5% of gross  billable revenue  of a certain  corporate-owned  franchise  with the
 balance due August 31, 2002.  Interest at 8.5%.............    $   53,309

Various  notes  payable to financial  institutions.  Monthly principal  and  interest  payments  ranging  from  $394  to
 $855.  Interest  rates  vary  from  7.7%  to  8.15%.  Notes mature at various  times  ranging  from May 2001 to October
 2003.  Notes are collateralized by automobiles.............        46,218

Notes payable to corporations  and  individuals  incurred in the acquisition of several  businesses.  Monthly  principal
 and  interest   payments   total   $65,365  and   quarterly
 principal and interest  payments  total  $816,646,  through
 December  2004.   Interest  ranges  up  to  8%.  Notes  are
 collateralized  by security  agreements and assets acquired
 in the acquisitions........................................     7,921,086

Various  capital  leases  with  monthly  payments  totaling
 $33,034,  including interest and expiring through November
 2004. Collateralized by office  furniture  and  equipment.
 The  net  book  value  at  December 31, 1999 for the fixed
 1,320,497   assets   leased   amounted   to  approximately
 $1,403,147................................................      9,341,110
                                                                ----------
   Less current portion                                         (3,432,526)
                                                                ----------

                                                                $5,908,584
                                                                ==========

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 6 - Long-Term Debt (continued)

Long-Term Obligations (continued)

As of December 31, 1999, future maturities of long-term obligations are as follows:

                                    Long-term        Capital
Year Ending December 31,              Debt           Leases         Total
------------------------           ----------      ----------    -----------


         2000                      $3,156,740      $  396,947     $3,553,687
         2001                       2,272,855         396,947      2,669,802
         2002                       1,482,887         396,947      1,879,834
         2003                         737,423         336,860      1,074,283
         2004                         370,709          93,713        464,422
                                   ----------      ----------    -----------
                                    8,020,614       1,621,414      9,642,028
         Less amount
          representing interest            -         (300,918)      (300,918)
                                   ----------      ----------    -----------
         Total principal            8,020,614       1,320,496      9,341,110
         Less current portion      (3,156,740)       (275,786)    (3,432,526)
                                   ----------      ----------    -----------

                                   $4,863,874      $1,044,710     $5,908,584
                                   ==========      ==========    ===========

Note 7 - Shareholders' Equity

Private Placement Offering

In March and April of 1999, the Company completed a private placement of 1,912,451 shares of its common stock and raised $15,500,000 million gross, $13,863,539 net, which was used in its continuing acquisition program. An agent earned warrants to purchase 55,641 shares of the Company's common stock.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 7 - Shareholders' Equity (continued)

Warrants and Options

The Company has reserved (i) 1.5 million shares of Common Stock for issuance on exercise of 1.5 million warrants issued with respect to its initial public offering, (ii) 120,000 shares of Common Stock for issuance on exercise of options granted to the Company's underwriters of its initial public offering,
(iii) 55,641 shares of common stock for issuance on exercise of 55,641 warrants with respect to the Company's private placement and (iv) 200,000 shares of Common Stock for issuance on exercise of options issued under the Company's 1997 Stock Incentive Plan (the "ISOs"), of which options to purchase 36,500 shares had been granted as of December 31, 1999. With respect to the Warrants, (a) 1.38 million have an exercise price of $7.15 per share and do not expire until May 13, 2001 (the "Redeemable Warrants"); and (b) 120,000 have an exercise price of $9.15 per share and do not expire until May 13, 2002. Commencing on May 13, 1999, the Redeemable Warrants may be redeemed by the Company, in whole but not in part, at a price of $.05 per Redeemable Warrant at such time as the closing bid price of the Common Stock equals or exceeds $10.73 (150% of the exercise price) for 20 consecutive trading days. The Underwriter Options have an exercise price of $7.04 per share and do not expire until May 13, 2004. The warrants issued in connection with the Company's 1999 private placement have an exercise price of $8.08 per share and expire on April 1, 2004.

Stock Option Plans

Management of the Company has adopted the 1997 stock incentive plan whereby the Board of Directors can issue both tax qualified and nonqualified options to officers, employees, consultants and others. Under the plan, 200,000 shares of the Company's stock is reserved for options to be issued in the future. The Company issued 22,000 shares to employees and 10,000 shares to outside directors under the plan in connection with its IPO. The Company also issued 5,000 shares to an employee in 1999 under the plan. These shares vest equally over three years from the date of grant. The Company has 36,500 options outstanding under the plan at December 31, 1999.

Effective January 1, 2000, the Company also established the 1999 Employee Formula Award Stock Option Plan (the Plan). The Company has reserved 100,000 shares of its Common Stock for issuance upon the exercise of options available for grant under the Plan. The options vest equally over five years. Employees who have been employed by the Company or one of its affiliates for at least one year and employees who are designated as full-time are eligible for this Plan. Unless revised by the Board of Directors, the number of shares of Common Stock underlying the Options granted on each anniversary date to eligible employees shall be the sum of (1) the quotient of (a) the eligible employees' compensation for 12 months preceding the Anniversary Date multiplied by 10%, divided by (b) the market value of the Company's common stock at the date of issuance plus
(2) the product of (a) 10% of the quotient obtained in above multiplied by the number of years the employee has been with the Company. Options are granted under the Plan at not less than the market price of the Company stock. The options cannot be exercisable for more than 10 years.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 7 - Shareholders' Equity (continued)

Stock Purchase Plan

Additionally, the Company established an Employee Stock Purchase Plan also effective January 1, 2000. The maximum number of shares of the Company's Common Stock available for sale under the Plan shall be 75,000 shares. In order to participate in this Plan, an employee must have been employed by the Company for at least one year. This Plan allows eligible employees to purchase shares of the Company's common stock for 90% of the fair market value at the lesser of either the beginning or end of each semi-annual stock purchase period.

Escrow Shares

In connection with one of the Company's 1998 acquisitions, the Company placed 297,334 shares in escrow. During 1999, the shares were released from escrow as provided in the purchase agreement, and 213,640 shares were delivered to the sellers and, as a result of the remaining 83,694 shares were delivered to the Company and retired.

The following summarizes the activity under the Company's stock option plans:

                                Number of      Exercise
                                 Shares          Price           Expiration
                               ----------    -------------  --------------------

Balance at January 1, 1998           -             -

Stock options granted            32,000      $5.50 - 6.50   May 2001 - June 2001

Stock options cancelled            (500)             5.50   May 2001

Balance at December 31, 1998     31,500      $5.50 - 6.50   May 2001 - June 2001

Stock options granted             5,000      $       8.00   September 2009

Stock options cancelled              -       $      -

Balance at December 31, 1999     36,500      $5.50 - 8.00   May 2001  -
                                                             September 2009

The weighted average exercise price at December 31, 1999 was $5.98 and the weighted average remaining contractual life of the Company's options was 2.53 years.
                                     F - 17

                          FACTUAL DATA CORP.

              Notes to Consolidated Financial Statements


Note 7 - Shareholders' Equity (continued)

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, there would not be a material effect on 1999 or 1998 net income, respectively. The fair value of each grant option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 0%; expected volatility of 42%; discount rate of 5.5% and expected lives of 10 years.


Note 8 - Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1998 and 1999. Total revenue in one business segment includes information services which represent sales by Company operated territories, in another segment, ancillary revenues, the third segment consists of system affiliate revenue and training, license, and other revenues, as reported in the Company's consolidated financial statements.

Identifiable assets by business segment are those assets used in the Company's operation of each segment.

                                                          System
                                                         Affiliates
                                                        and License,
                                                         Training
                             Information    Ancillary       and
                               Services      Income        Other       Totals
                             -----------   ----------   ----------   -----------
December 31, 1998
   Net sales                 $ 6,235,604   $1,451,104   $2,256,838   $ 9,943,546
   Cost of services          $ 2,768,330   $      -     $  915,734   $ 3,684,064
   Gross profit              $ 3,467,274   $1,451,104   $1,341,104   $ 6,259,482
   Total assets              $17,006,221   $      -     $1,170,680   $18,176,901
   Depreciation and
    amortization             $   671,484   $      -     $  104,610   $   776,094
   Capital expenditures      $ 1,833,284   $      -     $  265,719   $ 2,099,003

December 31, 1999
   Net sales                 $21,903,658   $ 2,069,302  $ 1,857,102  $25,830,062
   Cost of services          $14,029,694   $      -     $ 1,369,767  $15,399,461
   Gross profit              $ 7,873,964   $ 2,069,302  $   487,335  $10,430,601
   Total assets              $37,607,690   $      -     $ 2,084,785  $39,692,475
   Depreciation and
    amortization             $ 2,564,018   $      -     $   151,324  $ 2,715,342
   Capital expenditures      $ 2,689,324   $      -     $   847,706  $ 3,537,030

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes

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

The components of the provision for income tax expense for the year ended December 31, 1998 and 1999 are as follows:
                                                      December 31,
                                                 ---------------------
                                                   1998         1999
                                                 --------     --------

Current....................................      $569,724     $463,220
Deferred...................................       240,276       61,978
                                                 --------     --------

                                                 $810,000     $525,198
                                                 ========     ========

The deferred income tax assets and liabilities result primarily from differing depreciation and amortization periods of certain assets, and the recognition of certain expenses for financial statement purposes and not for tax purposes.

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items at December 31, 1999:

   Current deferred tax asset                       $  113,314
   Current deferred tax liability                     (126,700)

                                                    $  (13,386)

   Long-term deferred tax asset                     $   33,492
   Long-term deferred tax liability                   (444,137)

                                                    $ (410,645)

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes (continued)

Rate Reconciliation

The reconciliation of income tax expense by applying the Federal statutory tax rates to the Company's effective income tax rate is as follows:

                                                            December 31,
                                                         ------------------
                                                         1998          1999
                                                         ----         -----
Federal statutory rate                                   34.0%         34.0%
State tax on income, net of federal income tax
 benefit                                                  3.3           3.3
Research tax credits                                     (1.0)           -
Other, net (1)                                           (2.4)          7.0
                                                         ----         -----

                                                         33.9%         44.3%
                                                         ====         =====

(1) 1999 reflects a full year of non-deductible amortization from a 1998 business acquisition.

Note 10 - Commitments

During 1998, the Company relocated its corporate office and began a new 20 year lease. The lease is an operating lease agreement which provides for the monthly payment of $23,483 and expires March 2018. In fiscal year 2000, the Company expanded into additional office space. Monthly rental payments for the additional space total $18,383. These rents are included in the minimum annual lease payment schedule. Rent expense under this operating lease and the previous corporate office lease totaled approximately $276,000 and $1,365,000 for the years ended December 31, 1998 and 1999, respectively.

The Company assumed various other operating leases for equipment and office space in connection with its business acquisitions described in Note 2. The leases have expiration dates ranging from 1999 to 2003. Payments on these leases totaled $139,222 and $1,405,669 in 1998 and 1999, respectively. In addition, the Company signed two new leases in 1998 for office space to consolidate several acquired offices within the same cities. These leases expire in 2008 and 2009. Payments on these leases totaled $21,658 in 1999.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 10 - Commitments (continued)

Future minimum annual lease payments on equipment and office space are as follows:

      Year Ended December 31,

             2000                                   $1,785,676
             2001                                    1,586,645
             2002                                    1,509,168
             2003                                    1,446,836
             2004                                    1,426,702
             Thereafter                             13,595,763
                                                   -----------

                                                   $21,350,790
                                                   ===========

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


Note 11 - Employee Benefit Plan

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

The Company contributed $9,031 and $98,508 to the Plan for the years ended December 31, 1998 and 1999, respectively.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 12 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                        For the Year Ended December 31,
                                    ---------------------------------------
                                       Income       Shares       Per-Share
                                    (Numerator)  (Denominator)     Amount
                                    -----------   -----------   -----------

Net income                          $   659,414

Basic EPS
  Weighted average beginning
  shares outstanding (net of
  escrow shares retired)                     -     3,467,652
  Weighted average private
  placement shares issued                    -     1,470,111
                                    -----------    ---------
  Income available to common
   stockholders                         659,414    4,937,763   $        .13
                                                               ============

Effect of Dilutive Common Stock
  Options                                    -        33,888
  Warrants                                   -       247,489

Diluted EPS
  Income available to common
  stockholders plus assumed
   conversions                      $   659,414    5,219,140   $        .13
                                    ===========    =========   ============

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements


Note 12 - Earnings Per Share (continued)


                                        For the Year Ended December 31,
                                    ---------------------------------------
                                       Income       Shares       Per-Share
                                    (Numerator)  (Denominator)     Amount
                                    -----------   -----------   -----------


Net income                          $ 1,576,734

Basic EPS
  Weighted average beginning
  shares outstanding                         -     1,800,000
  Weighted average IPO shares
   issued                                    -       850,220
  Weighted average shares issued
  in business acquisitions                   -        30,534
                                      ---------    ---------
  Income available to common
   stockholders                       1,576,734    2,680,754   $        .59
                                                               ============

Effect of Dilutive Common Stock
  Options                                    -        11,896
  Warrants                                   -        76,564

Diluted EPS
  Income available to common
  stockholders plus assumed
   conversions                      $ 1,576,734    2,769,214   $        .57
                                    ===========    =========   ============


Note 13 - Consolidation Costs

The Company has presented non-recurring costs such as travel costs for office and system conversion, recruiting fees and the elimination of previous management salaries associated with the Company's acquisitions as a separate operating expense category titled "consolidation costs". These are non-recurring costs which management believes are more appropriately presented as a separate category to provide a more meaningful operating expense presentation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

              Our executive officers and directors are as follows:

      Name                 Age                       Position
-----------------     -------------      ----------------------------

J. H. Donnan              54              Chairman of the Board, Chief
                                           Executive Officer and President

Marcia R. Donnan          55              Executive Vice President

Todd A. Neiberger         35              Chief Financial Officer and
                                           a Director

Russell E. Donnan         35              Vice President

James N. Donnan           28              Vice President and a Director

Robert J. Terry           59              Director

Abdul H. Rajput           52              Director

Daniel G. Helle           38              Director

J. Barton Goodwin         52              Director


     Our Articles of Incorporation provide for a Board of Directors, the size of which is set by the Board of Directors. The current Board of Directors consists of seven members. All directors hold office until the next annual meeting of shareholders, or until their successors have been elected. Officers serve at the discretion of the Board of Directors, except for J.H. Donnan and Marcia R. Donnan who are employed pursuant to employment agreements.

     J.H. Donnan, Chairman of the Board, Chief Executive Officer and President, has been with us since our incorporation in January 1985. He is responsible for oversight of corporate development and services, and is responsible for operations, technical development and policies and procedures. Mr. Donnan's early career experience includes 15 years with Avco Financial Services, Inc. where he was responsible for lending and collecting a multi-hundred million dollar portfolio and managing geographically diverse branches with many employees. Mr. Donnan was a founding member and past president of the National Credit Reporting Association, a trade association founded to promote ethical standards and fair competition within the credit reporting industry.

     Marcia R. Donnan, Executive Vice President, has been with us since our incorporation in January 1985. She is responsible for compliance with the FCRA and all other federal, state and local laws as they apply to the gathering, processing and distribution of credit information. Staff training and education are also areas of her primary responsibility. Ms. Donnan spent 15 years in credit reporting with Credit Information Systems (formerly Credit Bureau of Council Bluffs, Inc.) as operations manager, prior to co-founding Factual Data Corp. in 1985. Ms. Donnan is active in Associated Credit Bureaus, Inc., a credit reporting association, and she concluded a second term as director in January 1997.

     Todd A. Neiberger, Chief Financial Officer and a Director, joined us in March 1995. Mr. Neiberger graduated from the University of Northern Colorado in 1987 with a degree in accounting. Mr. Neiberger has 10 years experience in staff, senior and management level positions with various public accounting firms. From 1994 through 1995, he served as the audit manager of Rickards & Co. P.C., and from 1991 through 1993 he served as the tax manager for Krutchen & Co., both Fort Collins, Colorado based certified public accounting firms. From 1988 through 1990 he was employed with Lemke, Feis & Co., P.C., a certified public accounting firm, as a staff and senior level accountant in the audit and tax department. Mr. Neiberger is a Certified Public Accountant and a member of the Colorado Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

     Russell E. Donnan, Vice President, has been employed by us since August 1993. He is responsible for technical project management for software and support services. Before coming to us, he was a senior design engineer at Apple Computer in the Power Book division from February 1992 to August 1993. He is experienced in the super computer field and was previously employed by Convex Computer (1990-1992) and as a founding member and employee of Key Computer (1988-1990), now a subsidiary of Amdahl Corporation. Mr. Donnan graduated from Ohio State University in 1987 with a degree in electrical engineering.

     James N. Donnan, Vice President and a Director, has been employed by us on a full-time basis since 1994, and prior to that, on a part-time basis since 1986. He is responsible for management of our internal operations. His duties also include overall sales, growth and customer service development. Mr. Donnan graduated from Colorado State University in 1994 with a degree in history.

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

     Abdul H. Rajput has been a Director since February 1998. From 1991 to September 1998, Mr. Rajput was employed in San Diego, California, by Bank of America, a federal savings bank and a subsidiary of Bank America Corp., where he held the position of executive vice president, administrative services. Presently, Mr. Rajput is executive vice president of national operations of GreenPoint Credit Corp. From 1990 and until its acquisition by us in August, 1998, Mr. Rajput owned and operated Factual Data Minnesota, Inc., one of our now former franchises which operates in Minnesota and Iowa. From 1980 to 1989, Mr. Rajput was employed by Green Tree Financial Corp., St. Paul, Minnesota, initially as vice president and then senior vice president for administration. Mr. Rajput also serves on the board of directors of GreenPoint Credit Corp. Mr. Rajput obtained a Bachelor of Science degree in Mathematics and a Master of Science degree in Statistics from the University of Sind, Pakistan, in 1968 and 1970, respectively.

     Daniel G. Helle has been one of our directors since March, 1999. Since 1992, Mr. Helle has been a Managing Director of CIVC Partners and its predecessor, Continental Illinois Venture Corporation, a private equity investment subsidiary of Bank of America. From 1989 to 1992, Mr. Helle was a vice president of Continental Illinois Venture Corporation. Mr. Helle is also a director of several private companies. Mr. Helle obtained a Bachelor of Science degree from Western Illinois University in 1982 and a Master of Science degree in Finance from the University of Illinois in 1984.

     J. Barton Goodwin has been one of our directors since July, 1999. Since 1986, Mr. Goodwin has been a General Partner of BCI partners, Inc., an investment management company to Bridge Capital Investors II. Mr. Goodwin is currently a director of Memorial Operations, a private company involved in the funeral home and cemetery industry. He is also a director of Baker Fentress & Co., a closed end equity mutual fund traded on the NYSE. In addition, Mr. Goodwin serves as an Advisor of the business school at Washington & Lee University. From 1974 to 1986, Mr. Goodwin was a shareholder and Vice President with Kidder, Peabody & Co., Inc. where he performed corporate finance services. Mr. Goodwin graduated from Washington & Lee University with a degree in Business Administration and he obtained a MBA from Columbia University.

     Russell and James Donnan are sons of J.H. and Marcia Donnan who are husband and wife.

Director Compensation

     Our employee directors do not receive any fixed compensation for their services as directors while non-employee directors presently receive compensation of $7,500 annually plus a $500 travel allowance per calendar quarter.

Board Committees

     We have two Committees, an Audit Committee and Compensation Committee. Messrs. Terry, Rajput and Helle serve on each committee. Mr. J.H. Donnan also serves on each committee.

     The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of our officers and to administer the Stock Incentive Plan. The function of the Audit Committee is to review and approve the scope of audit procedures employed by our independent auditors, to review and approve the audit reports rendered by our independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on a review of the record, we believe that all reports required to be filed by our officers, directors and principal shareholders under Section 16(a) of the Securities Exchange Act of 1934 have been duly filed except that Mr. Helle and his affiliates failed to timely file 16(a) statements in connection with our private placement of March 1999.

Item 10.   Executive Compensation.

     The following table sets forth compensation awarded by us to J.H. Donnan, our Chief Executive Officer and President, and Marcia R. Donnan, our Executive Vice President, for services rendered during fiscal 1997, 1998 and 1999. J.H. Donnan and Marcia R. Donnan are husband and wife. No other persons serving as an executive officer during the reported years received compensation in excess of $100,000 during any of those years.


                           SUMMARY COMPENSATION TABLE


                                                                        Long-Term Compensation
                                                                   -------------------------------
                                          Annual Compensation               Awards         Payouts
                                     ----------------------------  ---------------------  --------
                                                                   Restricted Securities
                                                        Other        Stock    Underlying    LTIP       All Other
     Name and               Fiscal   Salary   Bonus     Annual      Award(s)   Options/   Payouts   Compensation
Principal Position   Year     ($)     (&)      ($)   Compensation     ($)        SARs      ($)          ($)
------------------  ------  -------  -------  -----  ------------  ---------  --------  ----------  ------------

J.H. Donnan          1999  107,554    --       --          --           --       --        --           2,624
President, Chief     1998  105,100   9,300     --          --           --       --        --           3,061
Executive Officer    1997   82,445    --       --          --           --       --        --          10,265

Marcia R. Donnan     1999  111,156    --       --          --           --       --        --           3,997
Executive Vice       1998  105,100   9,300     --          --           --       --        --           4,107
President            1997   93,773    --       --          --           --       --        --           6,093
------------------

*Consists of certain health and accident insurance benefits and automobile expense reimbursements.

Employment Agreements

     J.H. Donnan and Marcia R. Donnan are parties to three year employment agreements with us effective July 1, 1997. Each of Mr. and Ms. Donnan is entitled to health and accident insurance benefits and certain automobile reimbursements. Both employment agreements also provide that if the employee is terminated due to a change in our control, then they are entitled to severance pay equal to the product of 2.99 times the previous year's pay (including bonuses). The employment agreements contain customary provisions as to death, disability and termination for cause.

Our Stock Incentive Plan

     In April 1997, we adopted the 1997 Stock Incentive Plan. The purpose of the Stock Incentive Plan is to provide continuing incentives to our key employees, which may include officers and members of the Board of Directors. The Stock Incentive Plan provides for an authorization of 200,000 shares of Common Stock for issuance thereunder. Under the Stock Incentive Plan, we may grant to participants awards of stock options and restricted stock or any combination thereof.

     The Stock Incentive Plan is administered by the Compensation Committee of our Board of Directors composed of at least one disinterested member. Subject to the terms of the Stock Incentive Plan, the Compensation Committee determines, among other matters, the persons to whom awards are granted, the type of award granted, the number of shares granted, the vesting schedule, employment requirements or performance goals relating to restricted stock awards, the type of consideration to be paid to us upon exercise of options and the terms of any option (which cannot exceed ten years).

     Under the stock option component of the Stock Incentive Plan, we may grant both incentive stock options ("incentive stock options") intended to qualify under Section 422 of the Internal Revenue Code of 1986, and options which are not qualified as incentive stock options; provided that incentive stock options cannot be granted to any participant who is not an employee. Stock options may not be granted at an exercise price of less than the fair market value of the Common Stock on the date of grant. The exercise price of incentive stock options granted to holders of more than 10% of the Common Stock must be at least 110% of the fair market value of the Common Stock on the date of grant, and the term of these options cannot exceed five years. Options granted under the Stock Incentive Plan are not transferable otherwise than by will or the laws of descent and distribution and, during the lifetime of the optionholder, options are exercisable only by such optionholder. In addition, outstanding options may not be exercised more than three months (but in no event beyond the expiration date of the option) after the optionholder ceases to be an employee, except that in the event of the death or permanent and total disability of the optionholder, the option may be exercised by the holder (or his estate, as the case may be) until the first to occur of the expiration of the option period or the expiration of one year after the date of death or permanent or total disability. The exercise price may be paid in cash, in shares of Common Stock (valued at fair market value at the date of exercise) by delivery of a promissory note or by a combination of such means of payment, as may be determined by the Compensation Committee.

     Upon a change in our control (as defined in the Stock Incentive Plan), all stock options granted under the Stock Incentive Plan will become exercisable in full, and all restricted stock grants will become immediately vested and any applicable restrictions will lapse. Also, in the event the number of outstanding shares of Common Stock is increased or decreased or changed into or exchanged for a different number or kind of our shares of stock or other securities or of another company whether as the result of stock split, stock dividend, combination or exchange of shares, merger or otherwise, each share subject to an unexercised option shall be substituted for the number and kind of shares of stock into which each share of the outstanding Common Stock is to be changed for which each such share is to be exchanged and the option price shall be increased or decreased proportionately.

     As of December 31, 1999, options to purchase 36,500 shares of Common Stock had been granted to employees and two non-executive directors at an average exercise price of $6.53 per share.

Our 1999 Employee Stock Purchase Plan

     Our Board of Directors approved our 1999 Employee Stock Purchase Plan on August 31, 1999 and our shareholders approved it on October 22, 1999. Most of our full-time employees, including our officers, who work for us or one of our designated subsidiaries will be eligible to participate in the Purchase Plan, and it is intended that the Purchase Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code.

     The purpose of the Purchase Plan is to provide our employees with an opportunity to purchase our common stock through accumulated payroll deductions. Our Board of Directors believes that the Purchase Plan will help create in our employees a direct interest to increase shareholder value and provide them with additional compensation. The Purchase Plan will be administered by either our Board of Directors or by a committee of the Board of Directors, and the Purchase Plan grants the administrator broad powers, including the ability to amend the plan, subject to tax laws which require shareholder approval for limited types of material amendments, such as increasing the number of shares available under the plan.

     The Purchase Plan provides eligible employees the right to purchase our common stock on a semi-annual basis through payroll deductions. Up to 75,000 shares of our common stock are reserved under the plan. These shares may be pro ratably adjusted in case of stock splits, dividends, or stock reclassifications. We have registered the shares with the Securities and Exchange Commission so that they will be freely tradeable when purchased and issued to eligible employees, although by law, our executive officers, directors and significant shareholders will be subject to resale limitations on the number of shares that they can sell. The right to purchase shares will not begin until the shares are registered. The price per share of the common stock under the plan is 90% of the fair market value of the stock at either the beginning or end of each semi-annual stock purchase period, depending on which value is lower. All full-time employees that complete one year of employment will be eligible to participate in the Purchase Plan, subject to the tax law limitations which limit participation for employees who own or have the option to purchase 5% or more of our stock or who have the right to purchase over $25,000 worth of our stock under all employee stock purchase plans under Section 423 of the Internal Revenue Code. The Purchase Plan is not subject to the requirements of the Employee Retirement Income Security Act of 1974, nor is it a qualified plan under Section 401(a) of the Internal Revenue Code.

     When an eligible employee's employment is terminated, he or she will be deemed to have elected to withdraw from the Purchase Plan, and all funds not yet used to purchase stock will be returned to that person.

     If we liquidate or dissolve, any semi-annual stock purchase period in progress will terminate immediately prior to the liquidation or dissolution, and the appropriate amount of stock will be purchased for each participant based upon the amount of withheld funds in the participant's account.

     If we merge with or into another company and the surviving company agrees to assume the Purchase Plan, then each participant in the Purchase Plan will have the equivalent right to purchase securities in the surviving company. If the surviving company refuses to assume or substitute equivalent rights, then any semi-annual stock purchase period in progress will terminate immediately prior to the sale or merger, and the appropriate amount of stock will be purchased for each participant based upon the amount of withheld funds in the participant's account.

     Our Board of Directors may terminate the Purchase Plan at any time, although any semi-annual stock purchase period in progress may not be canceled.

As of December 31, 1999, no shares had been issued under this plan.

Our 1999 Employee Formula Award Stock Option Plan

     Our Board of Directors approved our 1999 Employee Formula Award Stock Option Plan on August 31, 1999 and our shareholders approved the plan on October 22, 1999. All of our full-time employees, including our officers, who have worked for us or one of our designated subsidiaries for at least one year will be eligible to participate in the Formula Award Plan. The Formula Award Plan will be administered by either our Board of Directors or by a committee of the Board of Directors, and the Formula Award Plan grants the administrator broad powers, including the ability to amend the plan.

     The purpose of the Formula Award Plan is to provide our employees with an opportunity to acquire our common stock pursuant to options granted under the plan. The options will automatically be issued under the Formula Award Plan based on a formula which takes into account both an employee's salary or wage and number of years of service. Our Board of Directors believes that the Formula Award Plan will provide increased incentive to employees to exert maximum effort to our business, to attract talented employees and to retain current employees, and to align the interests of our stockholders with our employees.

     Up to 100,000 shares of our common stock may be issued under the Formula Award Plan upon the exercise of options granted to eligible employees. These shares may be pro ratably adjusted in the case of stock splits, dividends, or stock reclassifications.

      An eligible employee is a person who:

           has been employed with us or with another company we acquire for at least one year; and

           is a full-time employee at the time of grant.

     Subject to the discretion of the administrator, beginning upon the effective date of the plan, and on each anniversary date thereafter, each eligible employee will be granted an option to purchase our common stock. The exercise price for shares underlying an option will be the fair market value of our stock as of the particular anniversary date. Each option granted under the Formula Award Plan will vest and become exercisable to the extent of 20% of the total number of shares covered by the option on each of the first five anniversary dates after the grant date of the option. Each option will expire 10 years from its grant date.

     The number of shares underlying each option granted to each eligible employee will be calculated by a formula which includes two components: (1) the amount of the employee's salary, wages and commissions for the preceding year, and (2) the number of years of service with us (which number shall include service with any company which we acquire). The formula weighs the employee's salary or wage more heavily than it does for the number of years of service. Thus, our more highly paid employees, such as our executive officers, will likely receive options with significantly more underlying stock than other employees. If at any anniversary date there are not enough shares reserved under the Formula Award Plan to cover the grant of options for that year, then all options for that year will be pro ratably reduced. In addition, our Board of Directors has the right to suspend the Formula Award Plan or modify the formula at any time.

     If we merge or reorganize with another company, all outstanding options under the Formula Award Plan will become fully and immediately exercisable, although our Board of Directors may subsequently terminate all outstanding options by giving option holders a 20 day advance written notice. During the 20 day period, option holders may exercise their options.

     We intend to register the shares underlying the options with the Securities and Exchange Commission so that they will be freely tradeable when purchased and issued by eligible employees, although by law, our executive officers, directors and significant shareholders will be subject to resale limitations on the number of shares that they can sell.

     Our Board of Directors may terminate the Formula Award Plan at any time, although any options outstanding at the date of termination will continue to be in full force and effect.

As of December 31, 1999, no shares had been issued under this plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 27, 2000 by:

           each person who is known by us to own beneficially more than 5% of our outstanding Common Stock each of our executive officers and directors all of our executive officers and directors as a group

     Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by that individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                                                    Shares Beneficially
                                                           Owned
                                                  ------------------------
                                                               Percent of
                                                    Number     Outstanding
                                                  ----------    ----------
Executive Officers & Directors(1)
J.H. Donnan(2)..............................         634,202       11.8%
Marcia R. Donnan(2).........................         634,251       11.8
Russell E. Donnan(2)........................         272,143       5.1
James N. Donnan(2)..........................         272,629       5.1
Todd A. Neiberger(2)(3).....................           6,579        .1
Robert J. Terry(4)..........................          35,500        .7
Abdul H. Rajput(4)..........................          10,000        .2
Daniel G. Helle(5)..........................       1,112,829      20.7
J. Barton Goodwin(6)........................         556,414      10.3
All officers and directors as a group
 (nine persons).............................       3,534,547      65.8

Other beneficial owners
CIVC Fund L.P.(5)(7)........................       1,112,829      20.7
BCI Growth V, L.P...........................         545,286      10.1
------------------

(1) The address for each of the Donnans and Mr. Neiberger is 5200 Hahns Peak Drive, Loveland, Colorado 80538; the address for Mr. Terry is 5402 South Cottonwood Court, Greenwood Village, Colorado 80121; the address for Mr. Rajput is Post Office Box 8310, Rancho Santa Fe, California 82067; for CIVC Fund L.P. it is 231 South LaSalle Street 7L, Chicago, Illinois 60697; and for BCI Growth V, L.P. it is c/o BCI Advisors, Inc., Glenpointe Centre West, Teaneck, New Jersey 07666.

(2) Includes options to purchase common stock granted in January, 2000 under our 1999 Employee Formula Award Stock Option Plan as follows: J.H. Donnan--4,202; Marcia R. Donnan--4,251; Russell E. Donnan--2,143; James N. Donnan--2,629; and Todd A. Neiberger--1,579.

(3) Includes options to purchase 5,000 shares of common stock at $6.50 per share which are presently exercisable.

(4) Represents options to purchase shares of common stock at $5.50 per share which are presently exercisable.

(5) Mr. Helle is a managing director of CIVC Fund L.P., hence is deemed to be a beneficial owner of its shares.

(6) Mr. Goodwin is a general partner of BCI Partners, Inc., an investment management company which advises BCI Growth V, L.P., hence he may be deemed a beneficial owner of both organization's shares.

(7) The number of shares shown include 16,074 owned by certain employees of CIVC's affiliates over which the affiliates have voting power.

Item 12.   Certain Relationships and Related Transactions.

     On September 16,1998, we closed our acquisition of the assets of Factual Data Minnesota, Inc. ("FD Minnesota") pursuant to an Asset Purchase Agreement. Since 1990, FD Minnesota had been one of our franchisees located in the Saint Paul, Minnesota area and operating in Minnesota and Iowa. Pursuant to the Agreement, we acquired the assets of FD Minnesota in exchange for $353,243 cash paid at closing and a non-interest bearing promissory note in the principal amount of $353,243 payable in twenty-four equal monthly installments commencing September 1, 1998. The note is secured by a lien on all of the assets purchased pursuant to the Agreement. We also assumed the lease obligations on the FD Minnesota facility and we continue operations of FD Minnesota at that facility. In connection with the purchase, we entered into two year non-competition agreements with the two shareholders of FD Minnesota.

     Abdul Rajput, one of the shareholders of FD Minnesota, has been one of our directors since February 1998. Mr. Rajput disclosed all of the material facts as to his relationship and interest in FD Minnesota and abstained from voting on the acquisition. The acquisition was approved by all of our remaining directors and the acquisition was made on terms believed by the Board to be no less favorable than could have been obtained from an unaffiliated party. We retained an independent firm of certified public accountants to appraise the fair market value of the operating assets, excluding cash and accounts receivable, of FD Minnesota. Based on such firm's study and analytical review procedures that firm concluded that a reasonable estimate of the fair market value of the operating assets, excluding cash and accounts receivable, of FD Minnesota as of May 31, 1998 was $720,000.

     On March 26, 1999, we entered into a stock purchase and sale agreement with four institutional investors, including CIVC Fund L.P. Mr. Helle is a managing director of that company which purchased $10 million of the placement at $8.08 per share. As part of the placement, Mr. Helle became one of our directors and the four members of the Donnan family agreed to vote for CIVC's nominee as a director so long is it owns a number of shares equal to or greater than 5% of our then outstanding shares. Mr. Goodwin is a general partner of an affiliate of BCI Growth V, L.P. which purchased $4.5 million of our private placement.

     We have adopted a policy that all transactions between us and our officers, directors and 5% or more shareholders are subject to approval by a majority of our disinterested independent directors. Any such transactions will be on terms believed to be no less favorable than could be obtained from unaffiliated parties.

Item 13.   Exhibits and Reports on Form 8-K.

      (a) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

      (1) The following exhibits were included with our Registration Statement #333-47051, or amendments thereto, effective May 13, 1998 and are hereby incorporated by reference:

      Exhibit
      Number                        Exhibit

       1.1        -- Revised form of Underwriting Agreement.
       1.3        -- Form of Selected Dealers Agreement.
       1.4        -- Revised form of Warrant Exercise Fee Agreement.
       1.5        -- Form of Custody Agreement.
       3.1        -- Restated and Amended Articles of Incorporation.
       3.2        -- Amended Bylaws of the Registrant.
       4.1        -- Specimen Common Stock Certificate of the
                     Registrant.
       4.2        -- Specimen Warrant Certificate of the Registrant.
       4.3        -- Form of Representative's Option for the Purchase
                     of Common Stock.
       4.3A       -- Revised form of Representative's Option for the Purchase of Warrants.
       4.4        -- Form of Warrant Agreement.
       10.1       -- Office Lease between FDC Office I, LLC and  Lenders
                     Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.
       10.2       -- Registrant's 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.
       10.3       -- Employment Agreement with J.H. Donnan.
       10.3A      -- Amendment to Employment Agreement of J.H. Donnan dated
                     March 31, 1998.
       10.4       -- Employment Agreement with Marcia R. Donnan.
       10.4A      -- Amendment to Employment Agreement of Marcia R. Donnan dated
                     March 31, 1998.
       10.5       -- Form of Indemnification Agreement.
       10.6A      -- Form of Franchise Agreement.
       10.6B      -- Form of License Agreement.
       10.6C      -- Credit Reporting Service Agreement with Trans Union
                     Corporation.
       10.6D      -- Agreement for Service--Consumer Reporting Agencies with
                     Equifax Credit Information Services, Inc.
       10.6E      -- Reseller Services Agreement with Experian Information
                     Solutions, Inc.
       10.6F      -- Asset Purchase Agreement between us and Mirocon, Inc. dated
                     December 1, 1997.

       10.6H      -- Asset Purchase Agreement between Factual Data Corp and C B
                     Unlimited, Inc. regarding the Indiana territory.
       10.6I      -- Purchase Agreement by and between Landmark Financial
                     Services, Inc. and Factual Data Corp. regarding the Texas territories.

      (2) Filed as exhibits to our Reports on Form 8-K are the following, which include exhibits which are incorporated by reference:

      Date of
       Filing                             Exhibit

      August 25, 1998     Asset Purchase Agreement--FD Northwest, Inc.

      August 25, 1998     Asset Purchase Agreement--American Credit Connection,
                          Inc.

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

      October 31, 1998    Asset Purchase Agreement--ARI of Minnetonka, Inc.

      December 16, 1998   Plan and Agreement of Merger--Mortgage Credit
                          Services, Inc.

      January 5, 1999     Asset Purchase Agreement--Oxbow Enterprises, Inc.

      January 19, 1999    Asset Purchase Agreement--Premier Mortgage Services,
                          Inc.

      April 12, 1999      Asset Purchase Agreement--Imfax, Inc.

      April 12, 1999      Asset Purchase Agreement--United Data Services, Inc.

      April 12, 1999      Share Purchase Agreement and Ancillary Agreements with
                          Institutional Investors

      May 18, 1999        Asset Purchase Agreement--F.D.D., Inc. and F.D.S.C.,
                          Inc.

      September 23, 1999  Asset Purchase Agreement--Data Power Information
                          Services, Inc.

      September 24, 1999  Asset Purchase Agreement--Credit Bureau Services, Inc.

      (3)  Filed herewith:

      Exhibit
      Number                   Description

        27                Financial Data Schedule

      (b)  Reports on Form 8-K Filed During the Quarter Ended December
           31, 1999:

      Date of Report      Item Reported        Financial Statements
Filed

      October 15, 1999       Item 7--F.D.D. and               Yes
                              F.D.S.C. Acquisitions

      November 24, 1999      Item 7--Data Power               Yes
                               Information Systems
                               Acquisition

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FACTUAL DATA CORP.


Date:  March 30, 2000                   By:/s/ J.H. Donnan
                                               J.H. Donnan, Chairman, President
                                               and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                  Date

/s/ J.H. Donnan             Chairman of the Board     March 30, 2000
---------------------       of Directors, President
J.H. Donnan                 and Chief Executive
                            Officer (Principal
                            Executive Officer)

/s/ Todd A. Neiberger       Chief Financial Officer   March 30, 2000
---------------------       and a Director
Todd A. Neiberger           (Principal and Financial
                            and Accounting Officer)

/s/ James N. Donnan         Vice President and a      March 30, 2000
---------------------       Director
James N. Donnan

/s/ Robert J. Terry         Director                  March 30, 2000
---------------------
Robert J. Terry

/s/ Abdul H. Rajput         Director                  March 30, 2000
---------------------
Abdul H. Rajput

/s/ Daniel G. Helle         Director                  March 30, 2000
---------------------
Daniel G. Helle

/s/ J. Barton Goodwin       Director                  March 30, 2000
---------------------
J. Barton Goodwin

Exhibit No.                Description

27              Financial Data Schedule