Form 10QSB
period 2000-03-31
FACTUAL DATA CORP
filed 2000-05-15
CIK 1056673

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



Commission File Number: 0-24205

                               FACTUAL DATA CORP.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                   Colorado                            84-1449911
        ---------------------------------     ------------------------------
           (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)        Identification No.)


         5200 Hahns Peak Drive, Loveland
                   Colorado                               80538
        ----------------------------------    -----------------------------
    (Address of principal executive offices)           (Zip Code)


                                 (970) 663-5700
                        ---------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000.

      Class                                        Number of Shares
------------------                              ---------------------
   Common Stock                                       5,381,501


Transitional Small Business Disclosure Format: [ ] Yes [X] No

                               FACTUAL DATA CORP.

                                      INDEX

PART I.          Financial Information                            Page No.
                 ---------------------                            --------


         Item 1. Financial Statements

                  Consolidated Balance Sheets - March 31, 2000
                   (Unaudited) and December 31, 1999 ............   3

                  Unaudited Consolidated Statements of
                   Income -- For the Three Months
                   Ended March 31, 2000 and March 31, 1999 ......    4

                  Unaudited Consolidated Statements of Cash
                   Flows -- For the Three Months Ended
                   March 31, 2000 and March 31, 1999 ............    5

                  Notes to Unaudited Consolidated Financial
                   Statements ...................................    6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...........    7-10


PART II.         Other Information

         Item 1. Legal Proceedings ..............................    11

         Item 6. Exhibits and Reports on Form 8-K ...............    11

         SIGNATURES .............................................    12

         Index to Exhibits ......................................    13

                               FACTUAL DATA CORP.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                March 31,
                                                                  2000         December 31,
                                                               (Unaudited)        1999
                                                               -----------     -----------
Current assets
 Cash and cash equivalents ...............................     $   419,124     $ 1,023,945
 Prepaid expenses and other ..............................       1,021,882         949,542
 Accounts receivable, net ................................       5,075,373       3,663,094
                                                               -----------     -----------
       Total current assets ..............................       6,516,379       5,636,581

Property and equipment, net ..............................       6,336,749       5,998,532
Intangibles ..............................................      27,378,453      27,756,373
Other assets .............................................         160,865         300,989
                                                               -----------     -----------
                                                               $40,392,446     $39,692,475
                                                               ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Line-of-credit ..........................................     $ 1,400,000     $   500,000
 Current portion of long-term debt .......................       3,266,439       3,432,526
 Accounts payable ........................................       3,818,670       3,099,678
 Accrued payroll and expenses ............................         855,389         968,691
 Deferred income taxes ...................................          13,386          13,386
                                                               -----------     -----------
      Total current liabilities ..........................       9,353,884       8,014,281

Long-term debt ...........................................       5,058,994       5,908,584
Deferred income taxes ....................................         438,728         410,645
Shareholders' equity
 Preferred stock, 1,000,000 shares
  authorized; none issued and
  outstanding ............................................            --              --
 Common stock, 10,000,000 shares
  authorized; 5,480,585 at March 31,
  2000; 5,381,501 at December 31,
  1999 issued and outstanding ............................      22,490,214      22,478,244
Retained earnings ........................................       3,050,626       2,880,721
                                                               -----------     -----------
     Total shareholders' equity ..........................      25,540,840      25,358,965
                                                               -----------     -----------
                                                               $40,392,446     $39,692,475
                                                               ===========     ===========



  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                          For the Three Months Ended
                                                   March 31,
                                         ----------------------------
                                             2000             1999
                                         -----------      -----------
Revenue
 Information services ..............     $ 6,979,067      $ 4,391,299
 Ancillary income ..................         496,453          477,714
 System affiliates .................         313,310          483,869
 Training, license and other .......             500             --
                                         -----------      -----------
     Total revenue .................       7,789,330        5,352,882
                                         -----------      -----------

Operating Expenses
 Costs of services provided ........       4,367,766        2,976,054
 Consolidation costs ...............         289,500          267,611
 Selling, general and administrative       1,793,080          815,171
 Depreciation and amortization .....         911,306          434,233
                                         -----------      -----------
     Total operating expenses ......       7,361,652        4,493,069
                                         -----------      -----------

Income from operations .............         427,678          859,813

Other income (expense)
 Other income ......................          71,531           59,797
 Interest expense ..................        (211,922)         (85,854)
                                         -----------      -----------
     Total other expense ...........        (140,391)         (26,057)

Income before income taxes .........         287,287          833,756

Income tax expense .................         117,382          325,223
                                         -----------      -----------

Net income and comprehensive income      $   169,905      $   508,533
                                         ===========      ===========

Basic earnings per share ...........     $       .03      $      0.14
                                         ===========      ===========

Weighted average shares outstanding        5,380,103        3,596,663
                                         ===========      ===========

Diluted earnings per share .........     $       .03      $      0.13
                                         ===========      ===========

Weighted average shares outstanding        5,480,585        3,790,037
                                         ===========      ===========

Supplemental Information


EBITDA (a)                               $ 1,410,515      $ 1,353,843


(a) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          For the Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                            2000              1999
                                                         -----------      -----------

Cash flows from operating activities
  Net income .......................................     $   169,905      $   464,275
                                                         -----------      -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities
   Depreciation and amortization ...................         911,306          108,822
   Deferred income taxes ...........................          28,083           25,611
   Changes in operating assets and liabilities
    Accounts receivable ............................      (1,412,279)        (552,617)
    Prepaid expenses ...............................         (72,340)         (15,598)
    Other assets ...................................         140,124           10,301
    Accounts payable ...............................         718,992          472,369
    Accrued payroll, payroll taxes and expenses ....        (113,302)         151,950
                                                         -----------      -----------
                                                             200,584          200,838
                                                         -----------      -----------
       Net cash provided by operating activities ...         370,489          665,113
                                                         -----------      -----------

Cash flow from investing activities
 Purchase of property and equipment ................        (423,639)        (292,056)
 Increase in note receivable .......................            --             (3,263)
 Additional acquisition costs on prior acquisitions         (215,738)            --
 Capitalized software costs ........................        (206,028)            --
                                                         -----------      -----------
       Net cash used in investing activities .......        (845,405)        (295,319)
                                                         -----------      -----------

Cash flows from financing activities
  Principal payments on long-term debt .............      (1,041,875)        (100,050)
  Deferred offering costs incurred net of
   accounts payable ................................            --           (109,946)
  Net activity on line of credit ...................         900,000             --
  Net proceeds from employee stock option plan .....          11,970             --
                                                         -----------      -----------
       Net cash used in financing activities .......        (129,905)        (209,996)
                                                         -----------      -----------

Net (decrease) increase in cash and cash equivalents        (604,821)         159,798

Cash and cash equivalents, at beginning of period ..       1,023,945          396,752
                                                         -----------      -----------

Cash and cash equivalents, at end of period ........     $   419,124      $   556,550
                                                         ===========      ===========


Supplemental disclosure of cash flow information:
        Interest paid on borrowings for the three months ended March 31, 2000 and 1999 was $211,922 and, $85,854 respectively.

Supplemental disclosure of non-cash investing and financing activities:
        During the three months ended March 31, 2000 and 1999, the Company financed fixed assets purchases totaling $37,939 and $60,870, respectively, with notes payable and capital leases. During the three months ended March 31, 2000 and 1999, the Company incurred $ -0- and $1,018,685, respectively, in offering costs that were included in accounts payable.



    The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1: Summary of Significant Accounting Policies

        The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 31, 2000, which includes audited financial statements for the years ended December 31, 1999 and 1998. The results of operations for the three months ended March 31, 2000, may not be indicative of the results of operations for the year ended December 31, 2000.

        The Company's diluted earnings per share takes into account warrants issued in the Company's IPO, the private equity offering and other outstanding stock options.


Note 2: Line-of-Credit

The Company refinanced its line-of-credit during the first quarter of 2000.

The  line-of-credit  at March 31, 2000 consists of:

$3,000,000 line-of-credit, interest payable at
 8.75% principal and unpaid interest due April
 2001. The line-of-credit requires the Company
 to meet certain financial restrictive covenants.
 The line is collateralized by substantially all
 the assets of the Company........................      $1,400,000
                                                        ==========


Note 3:  Stockholder's Equity

On March 1, 2000, in connection with a consulting agreement to provide investor relations services, the Company granted an investor relations firm three stock purchase warrants with the following terms:



      Description         Number of Warrants         Exercise Price                   Term
      -----------         ------------------         --------------       -----------------------------

Series A Warrants              30,000                     9.00            March 1, 2000 - March 1, 2003
Series B Warrants              30,000                    11.00            March 1, 2000 - March 1, 2003
Series C Warrants              40,000                    13.00            March 1, 2000 - March 1, 2003
                              100,000                $9.00 - 13.00        March 1, 2000 - March 1, 2003


The warrants become exercisable by the holder only once the Company's stock trades at the specified exercise price for 20 consecutive days. Additionally, the Series B and C warrants provide for certain performance criteria to be met prior to being exercisable. The Company will record consulting expense in connection with the warrants in future periods once they are vested and become exercisable.

The Company also issued 1,398 shares of stock to employees valued at $11,970 in connection with the Company's Employee Stock Purchase Plan during the first quarter of 2000.

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

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, but are not limited to; changes in interest rates, the effectiveness of the Company's marketing campaign, the response of the mortgage industry, continued market demand for the Company's services, the effects of seasonality in the housing market, competition, the success of the Company's consolidation plan, its ability to manage growth, and the Company's ability to successfully develop and market new report services.

Overview

        Factual Data Corp. is a Loveland, Colorado-based information service provider to the mortgage and consumer lending industries, employers, landlords and other business customers located throughout the United States. The Company markets its services through its website www.factualdata.com, and nationally through 44 combined locations, including Company operated offices, franchisees and licensees.

        Factual Data Corp. was formed in 1985 to provide customized credit reports to mortgage lenders. In the past fifteen years, we have greatly expanded our business by developing a wide range of information services and sophisticated technology to deliver those services. We were among the pioneers in delivering business-to-business information services via electronic commerce. For over seven years, our customers have been able to reap the benefits of our information services by way of electronic order and delivery with the touch of a few buttons from their PC. Today, nearly all of our customers receive our customized reports by modem or network delivery directly to their computers. Factual Data became a publicly traded company in 1998 and its common stock and warrants trade on the NASDAQ National Market under the symbols FDCC and FDCCW.

        In the first quarter 2000, Factual Data's portfolio of services included fully automated consumer credit reports, employee screening, resident screening, and similar information services for businesses and government-sponsored enterprises. Items of note in the first quarter included the introduction of our CorpData commercial credit reporting service, the release of our technological interface with Trakker Corporation's automated underwriting system, our agreement with Cavion.com which marked our emergence as an information service provider to the credit union market segment, and new national accounts with First Franklin Financial, Accubank Mortgage and Loan Link Financial.

        For more information about our services, or items of note to investors, please visit our website www.factualdata.com. The website shall not be deemed to be part of this report.

Results of Operations

        The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:


                                            For the Three
                                            Months Ended
                                               March 31
                                           ---------------
                                           2000      1999
                                           -----     -----

Revenue
  Information services ..............       89.6%     82.1%
  Ancillary income ..................        6.4       8.9
  System affiliates .................        4.0       9.0
  Training, license and other .......        0.0       0.0
                                           -----     -----
      Total revenue .................      100.0%    100.0%
                                           -----     -----

Operating expenses
  Costs of services provided ........       56.1      55.6
  Consolidation costs ...............        3.7       5.0
  Selling, general and administrative       23.0      15.2
  Depreciation and amortization .....       11.7       8.1
                                           -----     -----
      Total operating expenses ......       94.5%     83.9%
                                           -----     -----

Income from operations ..............        5.5      16.1
Other income (expense)
  Other income ......................        0.9       1.1
  Interest expense ..................       -2.7      -1.6
                                           -----     -----
      Total other expense ...........       -1.8      -0.5
                                           -----     -----

Income before income taxes ..........        3.7      15.6
Income tax expense ..................        1.5       6.1
                                           -----     -----
Net income and comprehensive income .        2.2%      9.5%
                                           =====     =====

Supplemental Information

EBITDA (a)                                  18.1%     25.3%

(a) EBITDA is defined as earning before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

Comparison of three months ended March 31, 2000 and March 31, 1999

        Information services revenue increased $2.59 million, or 59%, from $4.39 million in the first quarter 1999 to $6.98 million in the first quarter 2000. The increase was primarily a result of our acquisitions. We completed twenty-eight acquisitions through the first quarter 2000 compared to eleven acquisitions through the first quarter 1999. We continued to diversify in the business to business information services sector, with employment screening and resident qualifier services. Diversification into non-first mortgage lending, new clients like the Money Store, and new business partners like Fannie Mae, all also contributed to increased revenues in the first quarter 2000.

        Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income increased by $18,700, or 4%, from $478,000 in the first quarter 1999 to $496,000 in the first quarter 2000. The increase is primarily a result of us providing additional services to our System Affiliates.

        System Affiliates revenues decreased $171,000, or 35%, from $484,000 in the first quarter 1999 to $313,000 in the first quarter 2000. The decrease is due to the acquisition of nine System Affiliates and the reduced royalty fees. The reduction in System Affiliates revenues is expected to continue as we acquire additional System Affiilates and phase out our franchising and licensing programs.

        Costs of services increased $1.39 million, or 47%, from $2.98 million in the first quarter 1999 to $4.37 million in the first quarter 2000. The increases in direct operational costs are related to our increased revenues. The cost of services, as a percentage of revenue, was relatively unchanged from the first quarter of 1999 at 55.6% compared to the first quarter of 2000 at 56.1%. Through the first quarter 2000 twenty-eight acquisitions were completed as compared to eleven acquisitions through the first quarter 1999. As true variable cost, these cost of services are directly related to salaries, bureau costs, and telecommunication costs.

        Selling, general and administrative expenses increased $975,000, or 120%, from $815,000 in the first quarter 1999 to $1.79 million in the first quarter 2000. This increase is related to costs associated with building our corporate, regional processing and technology infrastuctures. Throughout 1999 and into the first quarter of 2000, we focused on the building of a new foundation for Factual Data Corp. By sucessfully creating a dynamic infrastructure, in terms of management, national account sales, and technology, we expect continued success in attracting and retaining large national accounts across service lines.

        Consolidation costs for the first quarter 2000 were $290,000 as compared to $268,000 for the first quarter 1999. These costs include one time consolidation charges for items such as recruiting fees, salaries for terminated owners and managers of acquired businesses, and travel costs for the consolidation and relocation of our regional processing centers.

        Depreciation and Amortization for the first quarter 2000 was $911,000 compared to $434,000 for the first quarter 1999. This increase of $477,000, or 110%, reflects the amortization expense for twenty-eight acquisitions through the first quarter 2000 compared to eleven acquisitions through the first quarter 1999.

        Interest expense increased $126,000, or 147%, from $86,000 in the first quarter 1999 to $212,000 in the first quarter 2000. This increase is due to additional notes payable issued in connection with our acquisitions.

        Income taxes decreased $208,000, or 64%, from $325,000 in the first quarter 1999 to $117,000 in the first quarter 2000. Our effective tax rate for the first quarter 1999 was 39% and 41% for the first quarter 2000.

        As a result of the foregoing factors, net income for the first quarter 2000 was $170,000, or $0.03 per diluted share, based on 5,480,585 shares compared to $509,000, or $0.13 per diluted share, based on 3,790,037 shares for the first quarter 1999. This earning per share calculation takes into account consolidation costs of $290,000 or $0.05 per diluted share for the first quarter 2000.

        Our first quarter 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) was $1.41 million, or $0.26 per diluted share based on 5,480,585 shares, as compared to $1.35 million, or $0.36 per diluted share based on 3,790,037 shares in the first quarter 1999. In the first quarter 2000, this EBITDA per share calculation takes into account consolidation costs of $290,000, or $0.05 per diluted share, as a result of acquisitions, through the first quarter 2000. Excluding the consolidation costs we would have reported EBITDA for the first quarter 2000 of $1.7 million, or $0.31 per diluted share.

        As previously stated, EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

Liquidity and Capital Resources

        We had cash and cash equivalents of $419,000 at March 31, 2000. We were able to manage the net impact of accounts receivable, accounts payable, and accrued expenses on cash flows from operations, which with net income of $170,000 and depreciation and amortization of $911,000 resulted in cash flow provided from operations of $351,000.

        We used cash and cash equivalents of $424,000 to purchase additional equipment and furniture to finish building the infrastructure for our corporate and regional centers. We also used cash to fund $1.02 million of principal payments on long-term debt. Net cash used for the continuing acquisition costs were $216,000, and net activity on the line of credit was $900,000.

        Management believes that our anticipated cash requirements for the immediate future will be met from internally generated funds. The Company currently has a working capital deficit and is negotiating with a bank a working capital, acquisition and debt restructure line for a total of a $10 million credit facility.

Inflation

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the forseeable future to have, a material effect on our results of operations or financial condition.

II - OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 3 of the registrant's annual report on Form 10K-SB for the year ended December 31,1999.

Item 6. Exhibits and Reports on Form 8-K

Exhibits - The following exhibits are filed herewith:

                No.                                       Description
        -----------------                               ---------------
                27                                     Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2000

                                                     FACTUAL DATA CORP.
                                                     (Registrant)



                                                     /s/ Jerald H. Donnan
                                                     ---------------------------
                                                     Jerald H. Donnan
                                                     President and Chief
                                                      Executive Officer
                                                      (Principal Executive
                                                      Officer)



                                                     /s/ Todd A. Neiberger
                                                     ---------------------------
                                                     Todd A. Neiberger
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)