Form 10-K/A
period 1999-12-31
FACTUAL DATA CORP
filed 2000-05-25
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

: Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--N/A

                           Commission File No. 0-24205

                               FACTUAL DATA CORP.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in its charter)

           Colorado                                       84-1449911
-----------------------------------          ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 5200 Hahns Peak Drive, Loveland, Colorado 80538
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (970) 663-5700
                          ----------------------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock
                                       and
                        Warrants to Purchase Common Stock
                       -----------------------------------
                               (Title of Classes)

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

                   DOCUMENTS INCORPORATED BY REFERENCE: -NONE-

                               FACTUAL DATA CORP.
                        1999 Annual Report on Form 10-KSB

                                 Amendment No. 1

        The Company hereby amends its 1999 Annual Report on Form 10-KSB to add an exhibit to paragraph (a)(3) of Item 13.

Item 13. Exhibits and Reports on Form 8-K.
-------  --------------------------------

         (a) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

         Exhibit
          Number                Description
       ----------               --------------
           23                   Consent of Ehrhardt Keefe Steiner & Hottman PC
                                 (filed herewith)

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FACTUAL DATA CORP.

Date:  May 8, 2000                              By: /s/ J.H. Donnan
                                                --------------------------------
                                                J.H. Donnan, Chairman, President
                                                and Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                     Title                        Date
---------------------              ------------------------------------       -----------

/s/ J.H. Donnan                    Chairman of the Board of Directors,        May 8, 2000
---------------------              President and Chief Executive Officer
J.H. Donnan                        (Principal Executive Officer)

/s/ Todd A. Neiberger               Chief Financial Officer and a Director    May 8, 2000
---------------------               (Principal Financial and Accounting
Todd A. Neiberger                   Officer)

/s/ James N. Donnan                 Vice President and a Director             May 8, 2000
---------------------
James N. Donnan

/s/ Robert J. Terry                 Director                                  May 8, 2000
---------------------
Robert J. Terry

/s/ Abdul H. Rajput                 Director                                  May 8, 2000
---------------------
Abdul H. Rajput

Daniel G. Helle                     Director                                  May 8, 2000

J. Barton Goodwin                   Director                                  May 8, 2000


                                  EXHIBIT INDEX

Exhibit
  No.                      Description
---------                  -----------
23                         Consent of Ehrhardt Keefe Steiner & Hottman PC