Form 10KSB/A
period 1999-12-31
FACTUAL DATA CORP
filed 2000-06-12
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                                                  For the Year Ended
                                                     December 31,
                                            ----------------------------
                                                1998            1999
                                            -----------      -----------
                                      (in thousands, except per share data)

Statements of Income Data:
Revenue
   Information services ...............     $     6,236      $    21,904
   Ancillary income ...................           1,451            2,069
   System Affiliates ..................           2,198            1,601
   Training, license and other ........              59              256
                                            -----------      -----------

        Total revenue .................           9,944           25,830
                                            -----------      -----------


Operating Expenses
   Costs of services provided .........           4,747           15,400
   Consolidation costs ................            --              1,245
   Depreciation and amortization ......             776            2,715
   Selling, general and administrative            2,067            4,907
                                            -----------      -----------

           Total operating expenses ...           7,590           24,267
                                            -----------      -----------


Income from operations ................           2,354            1,563
Other income ..........................             185              201
Interest expense ......................            (152)            (580)
                                            -----------      -----------


Income before income taxes ............           2,387            1,184
Income tax expense ....................             810              525
                                            -----------      -----------


Net income ............................     $     1,577      $       659
                                            ===========      ===========


Basic earnings per share ..............     $       .59      $       .13
                                            ===========      ===========


Weighted average common stock
  outstanding .........................       2,680,753        4,937,763
                                            ===========      ===========

Diluted earnings per share ............     $       .57      $       .13
                                            ===========      ===========

Weighted average common stock
  outstanding .........................       2,769,214        5,219,140
                                            ===========      ===========

Supplemental information
  EBITDA (a)                                $ 3,315,249      $ 4,479,625
                                            ===========      ===========

(a) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

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

Results of Operations

     The following table sets forth for the periods indicated, as a percentage of total revenues, those items included in our Consolidated Statements of
Income:

                                                Year Ended
                                               December 31,
                                             -----------------
                                              1998       1999
                                             -----       -----
Revenue
   Information services ..............        62.7%       84.8%
   Ancillary income ..................        14.6         8.0
   System Affiliates .................        22.1         6.2
   Training, license and other .......          .6         1.0
                                             -----       -----
        Total revenue ................       100.0%      100.0%
                                             -----       -----

Operating Expenses
   Costs of services provided ........        47.7        59.6
   Consolidation costs ...............         --          4.8
   Depreciation and amortization .....         7.8        10.5
   Selling, general and administrative        20.8        19.0
                                             -----       -----
        Total operating expenses .....        76.3%       93.9
                                             -----       -----

Income from operations ...............        23.7%        6.1%
Other income .........................         1.9          .8
Interest expense .....................        (1.5)       (2.2)
                                             -----       -----

Income before income taxes ...........        24.1%        4.7%
                                             -----       -----

Income tax expense ...................         8.1%        2.1%
                                             -----       -----

Net income ...........................        16.0%        2.6%
                                             -----       -----


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

     Costs of services increased $10.66 million, or 225%, from $4.74 million in 1998 to $15.40 million in 1999. For the year ended December 31, 1999, nineteen acquisitions were completed as compared to eight acquisitions during the year ended December 31, 1998. The increases in direct operational costs are related to our acquisitions, which tend to impact our operating margins. The decrease in operating margin is directly related to the following areas:

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

     Selling, general and administrative expenses increased $2.84 million, or 137%, from $2.07 million in 1998 to $4.91 million in 1999. This increase is related to costs associated with building our corporate, regional processing and technology infrastructures. The year 1999 signaled the building of a new foundation for Factual Data Corp. by successfully creating a dynamic infrastructure, in terms of management and national account sales.

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

     As a result of the foregoing factors, net income for the year 1999 was $659,000, or $0.13 per diluted share, compared to $1.58 million, or $0.57 per diluted share, for 1998. This earning per share calculation takes into account consolidation costs of $1.25 million or $.24 per diluted share for the year ended 1999. Excluding the consolidation costs we would have reported earnings, after tax, of $1.9 million or $0.36 per diluted share for the year ended 1999.

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

                                FACTUAL DATA CORP

                        Consolidated Statements of Income


                                                  For the Years Ended
                                                     December 31,
                                                   1998          1999

Revenue
   Information services ....................     $  6,235,604      $ 21,903,658
   Ancillary income ........................        1,451,104         2,069,302
   System affiliates .......................        2,198,260         1,601,388
   Training, license and other..............           58,578           255,714
                                                 ------------      ------------
    Total revenue ..........................        9,943,546        25,830,062

Operating expenses
   Costs of services provided ..............        4,746,634        15,399,461
   Selling, general and administrative .....        2,066,926         4,907,378
   Consolidation costs (Note 13) ...........             --           1,245,059
   Depreciation and amortization ...........          776,093         2,715,342
                                                 ------------      ------------
     Total operating expenses ..............        7,589,653        24,267,240
                                                 ------------      ------------

Income from operations .....................        2,353,893         1,562,822

Other income (expense)
   Other income ............................          185,262           201,458
   Interest expense ........................         (152,421)         (579,668)
                                                 ------------      ------------
     Total other income (expense) ..........           32,841          (378,210)
                                                 ------------      ------------

Income before income taxes .................        2,386,734         1,184,612

Income tax expense (Note 9) ................          810,000           525,198
                                                 ------------      ------------

Net income and comprehensive income ........     $  1,576,734      $    659,414
                                                 ============      ============

Basic earnings per share ...................     $       0.59      $       0.13
                                                 ============      ============

Basic weighted average shares outstanding
 (Note 12) .................................        2,680,754         4,937,763
                                                 ============      ============

Diluted earnings per share .................     $       0.57      $       0.13
                                                 ============      ============

Diluted weighted averages shares
 outstanding (Note 12) .....................        2,769,214         5,219,140
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

The Company provides information services to lenders from its Company operated offices and franchised and licensed offices through 44 locations. Franchised and licensed offices of the Company are referred to as system affiliates and related revenue derived from such system affiliates is referred to as system affiliate revenues.

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

                                                    Years Ended
                                                    December 31,
                                           -----------------------------
                                               1998             1999
                                           ------------     ------------

Revenue ..............................     $ 39,797,335     $ 38,229,720

Net income ...........................     $  2,965,312     $  1,042,441

Basic earnings per share .............     $       1.11     $        .21

Diluted earnings per share ...........     $       1.07     $        .20

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

Effective January 1, 2000, the Company also established the 1999 Employee Formula Award Stock Option Plan (the Plan). The Company has reserved 100,000 shares of its Common Stock for issuance upon the exercise of options available for grant under the Plan. Employees who have been employed by the Company or one of its affiliates for at least one year and employees who are designated as full-time are eligible for this Plan. The options vest equally over five years. Unless revised by the Board of Directors, the number of shares of Common Stock underlying the Options granted on each anniversary date to eligible employees shall be the sum of (1) the quotient of (a) the eligible employees' compensation for 12 months preceding the Anniversary Date multiplied by 10%, divided by (b) the market value of the Company's common stock at the date of issuance plus
(2) the product of (a) 10% of the quotient obtained in (a) above multiplied by the number of years the employee has been with the Company. Options are granted under the Plan at not less than the market price of the Company stock. The options cannot be exercisable for more than 10 years.

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

Escrow Shares

In connection with one of the Company's 1998 acquisitions, the Company placed 297,334 shares in escrow. During 1999, the shares were released from escrow as provided in the purchase agreement, and 213,640 shares were delivered to the sellers and the remaining 83,694 shares were delivered to the Company and retired.

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

                                                          System
                                                         Affiliates
                                                        and License,
                                                         Training
                             Information    Ancillary       and
                               Services      Income        Other       Totals
                             -----------   ----------   ----------   -----------
December 31, 1998
   Net sales                 $ 6,235,604   $1,451,104   $2,256,838   $ 9,943,546
   Cost of services          $ 3,649,518   $      -     $1,097,116   $ 4,746,634
   Gross profit              $ 2,586,086   $1,451,104   $1,159,722   $ 5,196,912
   Total assets              $17,006,221   $      -     $1,170,680   $18,176,901
   Depreciation and
    amortization             $   671,483   $      -     $  104,610   $   776,093
   Capital expenditures      $ 1,833,284   $      -     $  265,719   $ 2,099,003

December 31, 1999
   Net sales                 $21,903,658   $ 2,069,302  $ 1,857,102  $25,830,062
   Cost of services          $14,029,694   $      -     $ 1,369,767  $15,399,461
   Gross profit              $ 7,873,964   $ 2,069,302  $   487,335  $10,430,601
   Total assets              $37,607,690   $      -     $ 2,084,785  $39,692,475
   Depreciation and
    amortization             $ 2,564,018   $      -     $   151,324  $ 2,715,342
   Capital expenditures      $ 2,689,324   $      -     $   847,706  $ 3,537,030

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

                               FACTUAL DATA CORP.


Date:  June 9, 2000                     By:/s/ J.H. Donnan
                                               J.H. Donnan, Chairman, President
                                               and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                  Date

/s/ J.H. Donnan             Chairman of the Board     June 9, 2000
---------------------       of Directors, President
J.H. Donnan                 and Chief Executive
                            Officer (Principal
                            Executive Officer)

/s/ Todd A. Neiberger       Chief Financial Officer   June 9, 2000
---------------------       and a Director
Todd A. Neiberger           (Principal and Financial
                            and Accounting Officer)

/s/ James N. Donnan         Vice President and a      June 9, 2000
---------------------       Director
James N. Donnan

/s/ Robert J. Terry         Director                  June 9, 2000
---------------------
Robert J. Terry

/s/ Abdul H. Rajput         Director                  June 9, 2000
---------------------
Abdul H. Rajput

/s/ Daniel G. Helle         Director                  June 9, 2000
---------------------
Daniel G. Helle

/s/ J. Barton Goodwin       Director                  June 9, 2000
---------------------
J. Barton Goodwin

Exhibit No.                Description

27              Financial Data Schedule