Form 10QSB
period 2000-06-30
FACTUAL DATA CORP
filed 2000-08-15
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934



Commission File Number: 0-24205

                               FACTUAL DATA CORP.
                               -----------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                   84-1449911
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 5200 Hahns Peak Drive, Loveland Colorado              80538
-------------------------------------------       ----------------
 (Address of principal executive offices)            (Zip Code)


                                 (970) 663-5700
                ------------------------------------------------
                (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2000.

     Class                                              Number of Shares
     -------------------------------------------------------------------
     Common Stock                                          5,382,818


Transitional Small Business Disclosure Format:    [   ] Yes   [X] No

                               FACTUAL DATA CORP.

                                      INDEX

PART I.  Financial Information                                         Page No.
         ---------------------                                         --------


         Item 1. Financial Statements

                 Consolidated Balance Sheets - June 30, 2000
                 (Unaudited) and December 31, 1999                         3

                 Unaudited Consolidated Statements of Income
                 -- For the Three Months Ended June 30, 2000
                 and June 30, 1999 and For the Six Months
                 Ended June 30, 2000 and June 30, 1999                     4

                 Unaudited Consolidated  Statements of Cash Flows
                 -- For the Six Months Ended June 30, 2000 and
                 June 30, 1999                                             5

                 Notes to Unaudited Consolidated Financial Statements      6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             6-10



PART II.         Other Information

         Item 1. Legal Proceedings                                         11

         Item 6. Exhibits and Reports on Form 8-K                          11

         SIGNATURES                                                        12

         Index to Exhibits                                                 13

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          June 30, 2000          December 31,
                                           (Unaudited)              1999
                                          -------------         -------------
                                          -------------         -------------
Current assets

     Cash and cash equivalents            $   1,090,536         $   1,023,945
     Prepaid expenses and other                 930,199               949,542
     Accounts receivable, net                 5,246,185             3,663,094
                                          -------------         -------------
         Total current assets                 7,066,920             5,636,581


Property and equipment, net                   6,563,569             5,998,532


Intangibles                                  35,724,713            27,756,373
Other assets                                    207,444               300,989
                                          -------------         -------------
                                          $  49,562,646         $  39,692,475
                                          =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line-of-credit                             831,395               500,000
     Current portion of long-term
      debt and obligations                    2,971,769             3,432,526
     Accounts payable                         4,374,744             3,099,678
     Accrued payroll, taxes and
      expenses                                  885,637               968,691
     Deferred income taxes                       13,386                13,386
                                          -------------         --------------
       Total current liabilities              9,076,931             8,014,281
Long-term debt and obligations               14,446,594             5,908,584
Deferred income taxes                           456,818               410,645
Shareholders' equity
     Preferred stock, 1,000,000 shares
      authorized; none issued and
      outstanding                                     -                     -
     Common stock, 10,000,000 shares
      authorized; 5,382,818 at
      June 30, 2000; 5,380,103 at
      December 31, 1999 issued and
      outstanding                            22,502,397            22,478,244
     Retained earnings                        3,079,906             2,880,721
                                          -------------         -------------
         Total shareholders' equity          25,582,303            25,358,965
                                          -------------         -------------
                                          $  49,562,646         $  39,692,475
                                          =============         =============



  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       For the Three Months Ended        For the Six Months Ended
                                                                June 30,                         June 30,
                                                       --------------------------      ----------------------------
                                                          2000             1999           2000             1999
                                                       -----------     -----------     -----------     ------------

Revenue
     Information services                              $ 7,271,939     $ 6,026,287     $14,251,506     $ 10,417,585
     Ancillary income                                      438,831         529,482         935,284        1,007,196
     System affiliates                                     315,511         440,279         628,821          924,148
                                                       -----------     -----------     -----------     ------------
        Total revenue                                    8,026,281       6,996,048      15,815,611       12,348,929
                                                       -----------     -----------     -----------     ------------
Operating Expenses
     Costs of services provided                          4,574,818       4,071,982       8,942,584        7,048,035
     Consolidation costs                                    36,208         349,582         325,708          617,193
     Selling, general and administrative                 2,078,573       1,254,300       3,871,653        2,069,471
     Depreciation and amortization                         979,627         646,580       1,890,933        1,080,813
                                                       -----------     -----------     -----------     ------------
        Total operating expenses                         7,669,226       6,322,444      15,030,878       10,815,512
                                                       -----------     -----------     -----------     ------------

Income from operations                                     357,055         673,604         784,733        1,533,417
Other income (expense)
     Other income                                           88,887         164,307         160,418          224,104
     Interest expense                                     (373,075)       (137,377)       (584,997)        (223,230)
                                                       -----------     -----------     -----------     ------------
        Total other income (expense)                      (284,188)         26,930        (424,579)             874
                                                       -----------     -----------     -----------     ------------
Income before income taxes                                  72,867         700,534         360,154        1,534,291
Income tax expense                                          43,587         277,310         160,969          602,533
                                                       -----------     -----------     -----------     ------------

Net income and comprehensive income                    $    29,280     $   423,224     $   199,185     $    931,758
                                                       ===========     ===========     ===========     ============

Basic earnings per share                               $       .01     $       .08     $       .04     $        .21
                                                       ===========     ===========     ===========     ============

Weighted average basic shares outstanding                5,381,455       5,328,908       5,380,779        4,441,971
                                                       ===========     ===========     ===========     ============

Diluted earnings per share                             $       .01     $       .07     $       .04     $        .19
                                                       ============    ===========     ===========     ============

Weighted average diluted shares outstanding              5,679,479       5,813,198       5,589,319        4,790,637
                                                       ===========     ===========     ===========     ============


Supplemental Information

EBITDA (a)                                             $ 1,425,569     $ 1,484,491     $ 2,836,084     $  2,838,334

         (a) EDITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

                               FACTUAL DATA CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Six Months Ended
                                                          June 30
                                             ---------------------------------
                                                  2000                1999
                                             ---------------   ---------------
Cash flows from operating activities
     Net income                              $       199,185   $       931,758
                                             --------------    ---------------
     Adjustments to reconcile net income
        to net cash provided by operating
        activities
        Depreciation and amortization              1,890,933         1,080,813
        Gain on refinance of debt                   (189,013)                -
        Deferred income taxes                         46,173            17,656
        Changes in operating assets and
          liabilities
            Accounts receivable                   (1,583,091)       (1,377,114)
            Prepaid expenses                         219,343          (528,898)
            Other assets                              93,545          (125,600)
            Accounts payable                       1,275,066           472,876
            Accrued payroll, payroll taxes
              and expenses                          (197,849)          189,756
            Accrued taxes and other                  114,795          (524,186)
                                             ---------------   ---------------
                                                   1,669,902          (794,697)
                                             ---------------   ---------------
               Net cash provided by
                operating activities               1,869,087           137,061
                                             ---------------   ---------------
Cash flow from investing activities
     Purchase of property and equipment             (626,259)       (1,499,818)
     Capitalized software costs                     (395,857)                -
     Net cash used in the acquisition of
       businesses                                   (314,714)       (7,522,780)
     Sales of short-term investments                       -         2,212,386
                                             ---------------   ---------------
               Net cash (used) in investing
                 activities                       (1,336,830)       (6,810,212)
                                             ---------------   ---------------
Cash flows from financing activities
     Principal payments on long-term debt         (4,821,214)       (1,111,725)
     Proceeds from issuance of long-term debt      4,000,000                 -
     Net activity on line of credit                  331,395                 -
     Net proceeds from employee stock
       option plan                                    24,153                 -
     Net proceeds in private placement
       offering (net of offering expenses
       paid of $1,514,576)                                 -        13,985,424
                                             ---------------   ---------------
                                             ---------------   ---------------
               Net cash provided (used)
                by financing activities             (465,666)       12,873,699
                                             ---------------   ---------------
Net increase in cash and cash equivalents             66,591         6,200,548
Cash and cash equivalents, at beginning of
  period                                           1,023,945         1,093,295
                                             ---------------   ---------------
Cash and cash equivalents, at end of period  $     1,090,536   $     7,293,843
                                             ===============   ===============

                               FACTUAL DATA CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



    Supplemental disclosure of cash flow information:

       Interest paid on borrowings for the six months ended June 30, 2000 and 1999 was $584,997 and, $223,230 respectively.

       Cash paid for income taxes for the six months ended June 30, 2000 and 1999 was $160,969 and $1,323,636 respectively.

    Supplemental disclosure of non-cash investing and financing activities:

       During the six months ended June 30, 2000 and 1999, the Company financed fixed asset purchases totaling $245,525 and $335,356, respectively, with notes payable and capital leases.

       During the six months ended June 30, 2000 and 1999, the Company  incurred
        $-0- and $1,018,685, respectively, in offering costs that were included in accounts payable.

       During the six months ended June 30, 2000, the Company acquired a license agreement with a long term obligation of $8.7 million (See Note 4).

     The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:    Summary of Significant Accounting Policies

           The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 30, 2000, which includes audited financial statements for the years ended December 31, 1999 and 1998. The results of operations for the six months ended June 30, 2000, may not be indicative of the results of operations for the year ended December 31, 2000.

           The Company's diluted earnings per share takes into account warrants issued in the Company's IPO, the private equity offering and other outstanding stock options.

Note 2: Line-of-Credit

The Company refinanced its line-of-credit during the second quarter of 2000. The facility is now a $6,000,000 line-of-credit with interest payable at prime plus 25 basis points, or libor plus 275 basis points. Principal and unpaid interest is due April 2001. The line-of-credit requires the Company to meet certain financial covenants and is collateralized by substantially all the assets of the Company.

Note 3:  Stockholder's Equity

The Company issued 1,317 shares of stock to employees valued at $12,182 in connection with the Company's Employee Stock Purchase Plan during the second quarter of 2000.

Note 4:  Long-term Debt and Obligations

The Company refinanced seller notes from acquisitions and a portion of the previous line-of-credit with a $4 million term loan through Wells Fargo bank. The term loan is a 5-year amortization with interest at prime plus 25 basis points, or libor plus 275 basis points. A fixed swap agreement was negotiated in which the all-in-one interest rate is now locked at 10.10%.

On April 29, 2000 the Company entered into a 10-year lease agreement, with a 5-year payback period, as the Experian affiliate for the state of Colorado. The agreement has been recorded as long-term debt on the balance sheet.

As of June 30, 2000, the future maturities of this long-term obligation are as follows:

Year Ending December 31,
2000...............................................................$   399,507
2001................................................................   861,148
2002................................................................ 1,695,246
2003................................................................ 2,280,038
2004................................................................ 2,543,751
2005................................................................   908,519
                                                                   -----------
                                                                    $8,688,209
                                                                   ===========

                               FACTUAL DATA CORP.

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

           The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way. Such risks and uncertainties include, but are not limited to: changes in interest rates, the effectiveness of the Company's marketing campaign, the response of the mortgage industry, continued market demand for the Company's services, the effects of seasonality in the housing market, competition, the success of the Company's consolidation plan, its ability to manage growth, and the Company's ability to successfully develop and market new report services.

Overview

           Factual Data Corp. is a Loveland, Colorado-based information service provider to the mortgage and consumer lending industries, employers, landlords and other business customers located throughout the United States. The Company markets its services through its website, www.factualdata.com, and nationally through 44 combined locations, including 9 franchisees and 13 licensees.

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

           In the second quarter of 2000, Factual Data's portfolio of services included fully automated consumer credit reports, employee screening, resident screening, and similar information services for businesses and government-sponsored enterprises. Items of note in the second quarter included key e-commerce agreements and accounts, namely our Experian affiliation, Mortgage Investment Lending Associates (MILA), and Genesis 2000; the introduction of Home Equity Lending Products (HELP) to streamline the home equity lending process for lenders and borrowers; and a $10 million credit facility from Wells Fargo Bank to continue acquisitions and provide funds for working capital.

           For more information about our services, or items of note to investors, please visit our website at www.factualdata.com. The website shall not be deemed to be part of this report.

Results of Operations

         The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:


                                               For the Three Months Ended                    For the Six Months Ended
                                                        June 30                                       June 30
                                          -------------------------------------            -------------------------------
                                             2000                      1999                     2000                  1999
                                          -----------               -----------              ---------             ---------
Revenue
     Information services                       90.6 %                    86.1 %                 90.1 %                84.3 %
     Ancillary income                            5.5 %                     7.6 %                  5.9 %                 8.2 %
     System affiliates                           3.9 %                     6.3 %                  4.0 %                 7.5 %
                                          -----------               -----------              ---------              ---------
        Total revenue                          100.0 %                   100.0 %                100.0 %              100 .0 %
                                          -----------               -----------              ---------              ---------
Operating expenses

     Costs of services provided                 57.0 %                    58.3 %                 56.4 %                57.0 %
     Consolidation costs                         0.5 %                     5.0 %                  2.1 %                 5.0 %
     Selling, general and administrative        25.9 %                    17.9 %                 24.5 %                16.8 %
     Depreciation and amortization              12.2 %                     9.2 %                 12.0 %                 8.8 %
                                          -----------               -----------              ---------             ---------
        Total operating expenses                95.6 %                    90.4 %                 95.0 %                87.6 %
                                          -----------               -----------              ---------             ---------
Income from operations                           4.4 %                     9.6 %                  5.0 %                12.4 %
      Other income                               1.1 %                     2.3 %                  1.0 %                 1.8 %
      Interest expense                         (4.6) %                   (1.9) %                (3.7) %               (1.8) %
                                          -----------               -----------              ---------             ---------
Income before income taxes                       0.9 %                    10.0 %                  2.3 %                12.4 %
                                           ----------               -----------              ---------             ---------
Income tax expense                             (0.5) %                   (4.0) %                (1.0) %               (4.9) %
                                          -----------               -----------              ---------             ---------
Net income and comprehensive income              0.4 %                     6.0 %                  1.3 %                 7.5 %
                                          ===========               ===========              =========             =========


Comparison of three months ended June 30, 2000 and June 30, 1999

         Revenue for the second quarter 2000 increased 15% to $8.03 million compared with $7.0 million reported for the second quarter of 1999. Information services revenue increased $1.24 million, or 21%, from $6.03 million in the second quarter 1999 to $7.27 million in the second quarter 2000. The increase was primarily a result of our acquisitions. We completed twenty-eight acquisitions through the second quarter 2000 of which twenty-one of these acquisitions had been completed through the second quarter 1999. We continued to diversify in the business-to-business information services sector, with employment screening and resident qualifier services. Diversification into non-first mortgage lending with new e-commerce clients such as MILA and Genesis 2000, and new business affiliations like Experian, all contributed to increased revenues in the second quarter 2000.

         Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income decreased by $90,000, or 17%, from $529,000 in the second quarter 1999 to $439,000 in the second quarter 2000. This decrease was due to the acquisition of nine system affiliates as part of our consolidation plan.

         System Affiliates revenues decreased $124,000, or 28%, from $440,000 in the second quarter 1999 to $316,000 in the second quarter 2000. The decrease was due to our acquisition of nine System Affiliates. The reduction in System Affiliates revenues was expected to continue as we acquire additional System Affiliates and since we have discontinued further franchising and licensing programs.

         Costs of services increased $503,000, or 11%, from $4.1 million in the second quarter 1999 to $4.6 million in the second quarter 2000. The increases in direct operational costs are related to our increased revenues. The cost of services, as a percentage of revenue, was relatively unchanged from the second quarter of 1999 at 58.3% compared to the second quarter of 2000 at 57.0%. As variable costs, these cost of services are directly related to bureau costs, salaries, and telecommunication costs.

         Selling, general and administrative expenses increased $824,000, or 62%, from $1.3 million in the second quarter 1999 to $2.1 million in the second quarter 2000. As previously stated in the first quarter 10-QSB, we have continued to expand our corporate infrastructure. Our corporate facility now includes a second building of approximately 16,000 square feet to accommodate our new national sales staff as well as additional corporate management. Along with the new corporate facility we opened a second technology center located in Denver, Colorado. The expenses related to these new facilities and additional staffing did not exist in the second quarter of 1999. Further items that relate to the increase include additional professional fees due to new SEC reporting requirements, as well as the hiring of an investor relations firm.

         Consolidation costs for the second quarter 2000 were $36,000, as compared to $350,000 for the second quarter 1999. These costs include one-time consolidation charges for items such as recruiting fees, salaries for terminated owners and managers of acquired businesses, and travel costs for the consolidation and relocation of our regional processing centers.

         Depreciation and Amortization expense increased $333,000, or 51%, from $647,000 in the second quarter 1999 to $980,000 in the second quarter 2000. This increase reflects the amortization expense of our twenty-eight acquisitions through the second quarter 2000 compared to twenty-one of these acquisitions we had made through the second quarter 1999. As we continue the amortization of intangible assets, we will continue to incur these non-cash expenses.

         Interest expense increased $236,000, or 172%, from $137,000 in the second quarter 1999 to $373,000 in the second quarter 2000. This increase is due to additional notes payable issued in connection with our new acquisitions, as well as the newly restructured debt facility.

         Income taxes decreased $233,000, or 84%, from $277,000 in the second quarter 1999 to $44,000 in the second quarter 2000. Our effective tax rate for the second quarter 1999 was 40% and 60% for the second quarter 2000. The increase in tax rate is due to the permanent rather than timing differences of non-deductible items relating to a December 1998 acquisition.

         As a result of the foregoing, net income for the second quarter 2000 was $29,000, or $0.01 per diluted share, based on 5,679,479 shares compared to $423,000, or $0.07 per diluted share, based on 5,813,198 shares for the second quarter 1999. This earning per share calculation takes into account consolidation costs of $36,000 or $0.01 per diluted share for the second quarter 2000.

         Our second quarter 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) was $1.43 million, or $0.25 per diluted share based on 5,679,479 shares, as compared to $1.49 million, or $0.26 per diluted share based on 5,813,198 shares in the second quarter 1999. In the second quarter 2000, this EBITDA per share calculation takes into account consolidation costs of $36,000, or $0.01 per diluted share, as a result of acquisitions, through the second quarter 2000. Excluding the consolidation costs we would have reported EBITDA for the second quarter 2000 of $1.46 million, or $0.26 per diluted share. As the depreciation and amortization costs continue to negatively impact net income, EBITDA continues to be the most informative gauge for Factual Data as a signal of the company's cash generation.

         EDITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

Comparison of six months ended June 30, 2000 and June 30, 1999

         Revenue for the six months ended June 30, 2000 increased 28% to $15.8 million from $12.3 million reported for the six months ended June 30, 1999. Information services revenue increased $3.9 million, or 38% from $10.4 million for the six months ended June 30, 1999 to $14.3 million for the six months ended June 30, 2000. For the six months ended June 30, 2000 revenue from our employment screening and tenant qualifier services increased 49% to $1.44 million from $964,000 for the six months ended June 30, 1999. This increase includes same store sales growth and revenue from an employment screening acquisition.

         Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income decreased by $72,000, or 7%, from $1.0 million for the six months ended June 30, 1999 to $935,000 for the six months ended June 30, 2000. This decrease was due to the acquisition of nine system affiliates as part of our consolidation plan.

         System Affiliates revenues decreased by $295,000, or 32%, from $924,000 for the six months ended June 30, 1999 to $629,000 for the six months ended June 30, 2000. This decrease was due to the acquisition of nine System Affiliates as part of our consolidation plan.

         Costs of services increased $1.89 million or 27%, from $7.05 million for the six months ended June 30, 1999 to $8.94 million for the six months ended June 30, 2000. Although the Costs of services in terms of dollars have increased, as a percentage of sales these direct costs have slightly decreased.

         Selling, general and administrative expenses increased $1.80 million, or 87%, from $2.07 million for the six months ended June 30, 1999 to $3.87 million for the six months ended June 30, 2000. As a percentage of sales, selling, general and administrative costs increased from 16.8% for the six months ended June 30, 1999 to 24.5% for the six months ended June 30, 2000. As previously stated we have continued to expand our corporate infrastructure. Our corporate facility now includes a second building of approximately 16,000 square feet to accommodate our new national sales staff as well as additional corporate management. Along with the new corporate facility we opened a second technology center located in Denver, Colorado. The expenses related to these new facilities and additional staffing did not exist in the first six months of 1999. Further items that relate to the increase include additional professional fees due to new SEC reporting requirements, as well as the hiring of an investor relations firm

         Depreciation and Amortization expense increased $810,000, or 75% from $1.08 million for the six months ended June 30, 1999 to $1.89 million for the six months ended June 30, 2000. This increase reflects the amortization expense of our twenty-eight acquisitions through the second quarter 2000 compared to twenty-one of these acquisitions we had made through the second quarter 1999. As we continue the amortization of intangible assets created by the acquisitions, it will continue to incur these non-cash but tax-deductible expenses.

         Interest expense increased $362,000, or 162% from $223,000 for the six months ended June 30, 1999 to $585,000 for the six months ended June 30, 2000. The increase is due to additional notes payable issued in connection with our new acquisitions, as well as the newly restructured debt facility.

         Income taxes decreased $442,000, or 73%, from $603,000 for the six months ended June 30, 1999 to $161,000 for the six months ended June 30, 2000. Our effective tax rate is approximately 39% for the six months ended June 30, 1999 compared to 45% for the six months ended June 30, 2000. As previously stated in the three-month comparison, the increase in the effective tax rate is directly related to the non-deductible, permanent rather than timing differences from a December 1998 acquisition.

         As a result of the foregoing, net income decreased $733,000, or 79%, from $932,000 for the six months ended June 30, 1999 to $199,000 for the six months ended June 30, 2000.

         For the six months ended June 30, 2000 we had 5,589,319 diluted weighted average shares outstanding as compared to 4,790,637 diluted weighted average shares outstanding for the six months ended June 30, 1999.

         Diluted earnings per share decreased by $0.15 per share, or 79%, from $0.19 per share for the six months ended June 30, 1999 to $0.04 per share for the six months ended June 30, 2000. This earnings per share comparison takes into effect a 17% increase in weighted average number of diluted shares outstanding, from 4,790,637 for the six months ended June 30, 1999 to 5,589,319 for the six months ended June 30, 2000.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 2000, were $2.84 million as compared to $2.84 million for the six months ended June 30, 1999. Diluted earnings before interest, taxes, depreciation and amortization (EBITDA) per share for the six months ended June 30, 2000, were $0.51 as compared to $0.59 for the six months ended June 30, 1999. Again this per share comparison takes into effect a 17% increase in weighted average number of diluted shares outstanding.

         EDITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.

Liquidity and Capital Resources

         We had cash and cash equivalents of $1,091,000 at June 30, 2000. We were able to manage the net impact of accounts receivable, accounts payable, and accrued expenses on cash flows from operations, which with net income of $199,000 and depreciation and amortization of $1,891,000 resulted in cash flow provided from operations of $1,869,000. As the Company begins to see its infrastructure substantially being complete, we are focusing on improving cash flows from operations to fund current maturities of long-term debt.

         We used cash and cash equivalents of $626,000 to purchase additional equipment and furniture to build the infrastructure for our corporate and regional centers. We also used cash to liquidate $5.03 million of principal payments on long-term debt. Net cash used for the continuing acquisition costs were $315,000, and net activity on the line of credit was $331,000. We also received cash proceeds of $4.0 million for the restructuring of debt, which resulted in a gain of $189,000.

         Management believes that our anticipated cash requirements for the immediate future will be met from internally generated funds as well as the $6.0 million line-of-credit through Wells Fargo (See Note 2). The Company is continuing to pursue acquisitions and looking at favorable alternatives to finance these acquisitions.

II - OTHER INFORMATION

Item 1.    Legal Proceedings

         See Item 3 of the registrant's annual report on Form 10-KSB/A for the year ended December 31, 1999.

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

Dated:  August 14, 2000

                                                FACTUAL DATA CORP.
                                                (Registrant)



                                                 /s/ J. H. Donnan
                                                 --------------------------
                                                 J. H. Donnan
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



                                                 /s/ Todd A. Neiberger
                                                 --------------------------
                                                 Todd A. Neiberger
                                                 Chief Financial Officer

                                                 (Principal Financial and
                                                  Accounting Officer)