Form 10QSB/A
period 2000-03-31
FACTUAL DATA CORP
filed 2000-08-31
CIK 1056673

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



Commission File Number: 0-24205

                               FACTUAL DATA CORP.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                     84-1449911
---------------------------------                -------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)



5200 Hahns Peak Drive, Loveland Colorado              80538
----------------------------------------            ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2000.

                  Class                              Number of Shares
                  ---------------------------------------------------
                  Common Stock                         5,381,501


Transitional Small Business Disclosure Format:    [   ] Yes   [X] No

                               FACTUAL DATA CORP.

Factual  Data Corp.  (the  "Company")  is filing  this  Amendment  No. 1 on Form
10-QSB/A (this "Amendment") to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 filed with the SEC on May 12, 2000 (the "Form 10-QSB").

Accordingly, by means of this Amendment, the Company hereby amends the Form 10-QSB to include the information required by Part I thereof.

In order to facilitate understanding of the Form 10-QSB, in addition to providing information required by Part I of Form 10-QSB, this Amendment restates in its entirety all information contained in initial Form 10-QSB.

All subsequent references to "Form 10-QSB" shall refer to the initial Form 10-QSB, as amended and restated in this Amendment.



                                      INDEX

PART I. Financial Information                                           Page No.
        ---------------------                                           --------

        Item 1. Financial Statements

                Consolidated Balance Sheets - March 31, 2000
                 (Unaudited) and December 31, 1999                             3

                Unaudited Consolidated Statements of Income
                 -- For the Three Months Ended March 31, 2000
                 and March 31, 1999                                            4

                Unaudited Consolidated  Statements of Cash Flows
                 -- For the Three Months Ended March 31, 2000
                 and March 31, 1999                                            5

                Notes to Unaudited Consolidated Financial Statements           6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7-10



PART II.        Other Information

        Item 1. Legal Proceedings                                             11

        Item 6. Exhibits and Reports on Form 8-K                              11

        SIGNATURES                                                            12

        Index to Exhibits                                                     13

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          March 31, 2000      December 31,
                                           (Unaudited)           1999
                                          --------------     --------------
Current assets

     Cash and cash equivalents            $      419,124      $   1,023,945
     Prepaid expenses and other                1,021,882            949,542
     Accounts receivable, net                  5,075,373          3,663,094
                                          --------------     --------------
         Total current assets                  6,516,379          5,636,581
Property and equipment, net                    6,336,749          5,998,532
Intangibles                                   27,378,453         27,756,373
Other assets                                     160,865            300,989
                                          --------------     --------------
                                          $   40,392,446      $  39,692,475
                                          ==============     ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Line-of-credit                       $    1,400,000     $      500,000
     Current portion of long-term debt         3,266,439          3,432,526
     Accounts payable                          3,818,670          3,099,678
     Accrued payroll and expenses                855,389            968,691
     Deferred income taxes                        13,386             13,386
                                          --------------     --------------
         Total current liabilities             9,353,884          8,014,281
Long-term debt                                 5,058,994          5,908,584
Deferred income taxes                            438,728            410,645
Shareholders' equity
     Preferred stock, 1,000,000 shares
      authorized; none issued and
      outstanding                                      -                  -
     Common stock, 10,000,000 shares
      authorized; 5,381,501 at
      March 31, 2000; 5,380,103 at
      December 31, 1999 issued and
      outstanding                             22,490,214         22,478,244
     Retained earnings                         3,050,626          2,880,721
                                          --------------     --------------
         Total shareholders' equity           25,540,840         25,358,965
                                          --------------     --------------
                                          $  40,392,446      $   39,692,475
                                          ==============     ==============



   The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                             For the Three Months Ended
                                                      March 31
                                          ---------------------------------
                                               2000               1999
                                          --------------     --------------

Revenue
     Information services                 $    6,979,067     $    4,391,299
     Ancillary income                            496,453            477,714
     System affiliates                           313,310            483,869
     Training, license and other                     500             -
                                          --------------     --------------
              Total revenue                    7,789,330          5,352,882
                                          --------------     --------------
Operating Expenses
     Costs of services provided                4,367,766          2,976,054
     Consolidation costs                         289,500            267,611
     Selling, general and administrative       1,793,080            815,171
     Depreciation and amortization               911,306            434,233
                                          --------------     --------------
              Total operating expenses         7,361,652          4,493,069
                                          --------------     --------------

Income from operations                           427,678            859,813
Other income (expense)
     Other income                                 71,531             59,797
     Interest expense                          (211,922)           (85,854)
                                          --------------     --------------
              Total other expense              (140,391)           (26,057)
                                          --------------     --------------

Income before income taxes                       287,287            833,756
Income tax expense                               117,382            325,223
                                          --------------     --------------

Net income and comprehensive income       $      169,905     $      508,533
                                          --------------     --------------

Basic earnings per share                  $          .03     $         0.14
                                          --------------     --------------

Weighted average shares outstanding            5,380,103          3,596,663
                                          --------------     --------------

Diluted earnings per share                $          .03     $         0.13
                                          --------------     --------------

Weighted average shares outstanding            5,480,585          3,790,037
                                          ==============     ==============

Supplemental Information

EBITDA (a)                                $    1,410,515     $    1,353,843

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

                               FACTUAL DATA CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months Ended
                                                                                             March 31

                                                                                --------------------------------
                                                                                     2000              1999
                                                                                --------------    --------------

Cash flows from operating activities
     Net income                                                                 $      169,905    $      508,533
                                                                                --------------    --------------
     Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                                  911,306           434,233
        Deferred income taxes                                                           28,083             8,988
        Changes in operating assets and liabilities
            Accounts receivable                                                     (1,412,279)         (683,943)
            Prepaid expenses                                                           (72,340)         (186,857)
            Other assets                                                               140,124           (78,399)
            Accounts payable                                                           718,992           434,353
            Accrued payroll, payroll taxes and expenses                               (113,302)           15,761
            Accrued taxes and other                                                          -          (344,965)
                                                                                --------------    --------------
                                                                                       200,584          (400,829)
                                                                                --------------    --------------
               Net cash provided by operating activities                               370,489           107,704
                                                                                --------------    --------------
Cash flow from investing activities
     Purchase of property and equipment                                               (423,639)         (681,083)
     Net cash used in the acquistion of businesses                                    (215,738)       (1,693,820)
     Capitalized software costs                                                       (206,028)               -
     Sales of short-term investments                                                         -         2,212,386
                                                                                --------------    --------------
               Net cash used in investing activities                                  (845,405)         (162,517)
                                                                                --------------    --------------
Cash flows from financing activities
     Principal payments on long-term debt                                           (1,041,875)         (480,981)
     Net activity on line of credit                                                    900,000                 -
     Net proceeds from employee stock option plan                                       11,970                 -
     Net proceeds in private placement offering
     (net of offereing expenses paid of $450,287)                                            -        10,049,713
                                                                                --------------    --------------
               Net cash (used) provided in financing activities                       (129,905)        9,568,732
                                                                                --------------    --------------
Net (decrease) increase in cash and cash equivalents                                  (604,821)        9,513,919
Cash and cash equivalents, at beginning of period                                    1,023,945         1,093,295
                                                                                --------------    --------------
Cash and cash equivalents, at end of period                                     $      419,124    $   10,607,214
                                                                                ==============    ==============


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

           The line-of-credit at March 31, 2000 consists of:

           $3,000,000 line-of-credit, interest payable at 8.75% principal and unpaid interest due April 2001. The line-of-credit requires the Company to meet certain financial restrictive covenants. The line is collateralized by substantially all the assets of the Company.

                                                                     $ 1,400,000
                                                                     ===========
Note 3:  Stockholder's Equity

           On March 1, 2000, in connection with a consulting agreement to provide investor relations services, the Company granted an investor relations firm three stock purchase warrants with the following terms:

          Description                  Number of Warrants           Exercise Price                   Term
          -----------                  ------------------           --------------                   ----

       Series A Warrants                    30,000                        9.00           March 1, 2000 - March 1, 2003
       Series B Warrants                    30,000                       11.00           March 1, 2000 - March 1, 2003
       Series C Warrants                    40,000                       13.00           March 1, 2000 - March 1, 2003
                                         --------------            ------------------    -----------------------------
                                           100,000                  $9.00 - 13.00        March 1, 2000 - March 1, 2003
                                         ==============            ==================    =============================

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations

         The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:

                                                   For the Three Months Ended
                                                            March 31
                                                   ---------------------------
                                                     2000              1999
                                                   ---------         ---------
Revenue

     Information services                              89.6 %            82.1 %
     Ancillary income                                   6.4               8.9
     System affiliates                                  4.0               9.0
     Training, license and other                        0.0               0.0
                                                   ---------         ---------
        Total revenue                                 100.0 %           100.0 %
                                                   ---------         ---------

Operating expenses

     Costs of services provided                        56.1              55.6
     Consolidation costs                                3.7               5.0
     Selling, general and administrative               23.0              15.2
     Depreciation and amortization                     11.7               8.1
                                                   ---------         ---------
        Total operating expenses                       94.5 %            83.9 %
                                                   ---------         ---------

Income from operations                                  5.5              16.1
Other income (expense)
     Other income                                       0.9               1.1
     Interest expense                                  -2.7              -1.6
                                                   ---------         ---------
             Total other expense                       -1.8              -0.5
                                                   ---------         ---------

Income before income taxes                              3.7              15.6
Income tax expense                                      1.5               6.1
                                                   ---------         ---------
Net income and comprehensive income                     2.2 %             9.5 %
                                                   =========         =========

Supplemental Information

EBITDA (a)                                             18.1 %             25.3%

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

         Selling, general and administrative expenses increased $975,000, or 120%, from $815,000 in the first quarter 1999 to $1.79 million in the first quarter 2000. This increase is related to costs associated with building our corporate, regional processing and technology infrastructures. Throughout 1999 and into the first quarter of 2000, we focused on the building of a new foundation for Factual Data Corp. By successfully creating a dynamic infrastructure, in terms of management, national account sales, and technology, we expect continued success in attracting and retaining large national accounts across service lines.

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

Liquidity and Capital Resources

         We had cash and cash equivalents of $419,000 at March 31, 2000. We were able to manage the net impact of accounts receivable, accounts payable, and accrued expenses on cash flows from operations, which with net income of $170,000 and depreciation and amortization of $911,000 resulted in cash flow provided from operations of $370,000.

         We used cash and cash equivalents of $424,000 to purchase additional equipment and furniture to finish building the infrastructure for our corporate and regional centers. We also used cash to fund $1.04 million of principal payments on long-term debt. Net cash used for the continuing acquisition costs were $216,000, and net activity on the line of credit was $900,000.

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

Dated:  August 11, 2000

                                  FACTUAL DATA CORP.
                                  (Registrant)

                                  /s/ Jerald H. Donnan
                                  --------------------
                                  Jerald H. Donnan
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



                                  /s/ Todd A. Neiberger
                                  ---------------------
                                  Todd A. Neiberger
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)