Form 10QSB/A
period 2000-06-30
FACTUAL DATA CORP
filed 2000-09-12
CIK 1056673

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

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          June 30, 2000          December 31,
                                           (Unaudited)              1999
                                          -------------         -------------
                                          -------------         -------------
Current assets

     Cash and cash equivalents            $   1,090,536         $   1,023,945
     Prepaid expenses and other                 430,199               949,542
     Accounts receivable, net                 5,246,185             3,663,094
                                          -------------         -------------
         Total current assets                 7,066,920             5,636,581


Property and equipment, net                   6,563,569             5,998,532


Intangibles                                  35,724,713            27,756,373
Other assets                                    207,444               300,989
                                          -------------         -------------
                                          $  49,562,646         $  39,692,475
                                          =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line-of-credit                             831,395               500,000
     Current portion of long-term
      debt and obligations                    2,971,769             3,432,526
     Accounts payable                         4,374,744             3,099,678
     Accrued payroll, taxes and
      expenses                                  885,637               968,691
     Deferred income taxes                       13,386                13,386
                                          -------------         --------------
       Total current liabilities              9,076,931             8,014,281
Long-term debt and obligations               14,446,594             5,908,584
Deferred income taxes                           456,818               410,645
Shareholders' equity
     Preferred stock, 1,000,000 shares
      authorized; none issued and
      outstanding                                     -                     -
     Common stock, 10,000,000 shares
      authorized; 5,382,818 at
      June 30, 2000; 5,380,103 at
      December 31, 1999 issued and
      outstanding                            22,502,397            22,478,244
     Retained earnings                        3,079,906             2,880,721
                                          -------------         -------------
         Total shareholders' equity          25,582,303            25,358,965
                                          -------------         -------------
                                          $  49,562,646         $  39,692,475
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

Exhibits - The following exhibits have been previously filed:

                             No.                Description

                             27                 Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 11, 2000

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