Form 10QSB/A
period 2000-06-30
FACTUAL DATA CORP
filed 2000-10-12
CIK 1056673

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

                               FACTUAL DATA CORP.

                                      INDEX

PART I.  Financial Information                                         Page No.
         ---------------------                                         --------


         Item 1. Financial Statements

                 Consolidated Balance Sheets - June 30, 2000
                 (Unaudited) and December 31, 1999                         3

                 Unaudited Consolidated Statements of Income
                 -- For the Three Months Ended June 30, 2000
                 and June 30, 1999 and For the Six Months
                 Ended June 30, 2000 and June 30, 1999                     4

                 Unaudited Consolidated  Statements of Cash Flows
                 -- For the Six Months Ended June 30, 2000 and
                 June 30, 1999                                             5

                 Notes to Unaudited Consolidated Financial Statements      7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8-12



PART II.         Other Information

         Item 1. Legal Proceedings                                         13

         Item 6. Exhibits and Reports on Form 8-K                          13

         SIGNATURES                                                        14

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          June 30, 2000          December 31,
                                           (Unaudited)              1999
                                          -------------         -------------

Current assets

     Cash and cash equivalents            $   1,090,536         $   1,023,945
     Prepaid expenses and other                 730,199               949,542
     Accounts receivable, net                 5,246,185             3,663,094
                                          -------------         -------------
         Total current assets                 7,066,920             5,636,581


Property and equipment, net                   6,563,569             5,998,532


Intangibles                                  35,724,713            27,756,373
Other assets                                    207,444               300,989
                                          -------------         -------------
                                          $  49,562,646         $  39,692,475
                                          =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line-of-credit                             831,395               500,000
     Current portion of long-term
      debt and obligations                    2,971,769             3,432,526
     Accounts payable                         4,374,744             3,099,678
     Accrued payroll, taxes and
      expenses                                  885,637               968,691
     Deferred income taxes                       13,386                13,386
                                          -------------         --------------
       Total current liabilities              9,076,931             8,014,281
Long-term debt and obligations               14,446,594             5,908,584
Deferred income taxes                           456,818               410,645
Shareholders' equity
     Preferred stock, 1,000,000 shares
      authorized; none issued and
      outstanding                                     -                     -
     Common stock, 10,000,000 shares
      authorized; 5,382,818 at
      June 30, 2000; 5,380,103 at
      December 31, 1999 issued and
      outstanding                            22,502,397            22,478,244
     Retained earnings                        3,079,906             2,880,721
                                          -------------         -------------
         Total shareholders' equity          25,582,303            25,358,965
                                          -------------         -------------
                                          $  49,562,646         $  39,692,475
                                          =============         =============



  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                       For the Three Months Ended        For the Six Months Ended
                                                                June 30,                         June 30,
                                                       --------------------------      ----------------------------
                                                          2000             1999           2000             1999
                                                       -----------     -----------     -----------     ------------

Revenue
     Information services                              $ 7,271,939     $ 6,026,287     $14,251,506     $ 10,417,585
     Ancillary income                                      438,831         529,482         935,284        1,007,196
     System affiliates                                     315,511         440,279         628,821          924,148
                                                       -----------     -----------     -----------     ------------
        Total revenue                                    8,026,281       6,996,048      15,815,611       12,348,929
                                                       -----------     -----------     -----------     ------------
Operating Expenses
     Costs of services provided                          4,574,818       4,071,982       8,942,584        7,048,035
     Consolidation costs                                    36,208         349,582         325,708          617,193
     Selling, general and administrative                 2,078,573       1,254,300       3,871,653        2,069,471
     Depreciation and amortization                         979,627         646,580       1,890,933        1,080,813
                                                       -----------     -----------     -----------     ------------
        Total operating expenses                         7,669,226       6,322,444      15,030,878       10,815,512
                                                       -----------     -----------     -----------     ------------

Income from operations                                     357,055         673,604         784,733        1,533,417
Other income (expense)
     Other income                                           88,887         164,307         160,418          224,104
     Interest expense                                     (373,075)       (137,377)       (584,997)        (223,230)
                                                       -----------     -----------     -----------     ------------
        Total other income (expense)                      (284,188)         26,930        (424,579)             874
                                                       -----------     -----------     -----------     ------------
Income before income taxes                                  72,867         700,534         360,154        1,534,291
Income tax expense                                          43,587         277,310         160,969          602,533
                                                       -----------     -----------     -----------     ------------

Net income and comprehensive income                    $    29,280     $   423,224     $   199,185     $    931,758
                                                       ===========     ===========     ===========     ============

Basic earnings per share                               $       .01     $       .08     $       .04     $        .21
                                                       ===========     ===========     ===========     ============

Weighted average basic shares outstanding                5,381,455       5,328,908       5,380,779        4,441,971
                                                       ===========     ===========     ===========     ============

Diluted earnings per share                             $       .01     $       .07     $       .04     $        .19
                                                       ============    ===========     ===========     ============

Weighted average diluted shares outstanding              5,679,479       5,813,198       5,589,319        4,790,637
                                                       ===========     ===========     ===========     ============


Supplemental Information

EBITDA (a)                                             $ 1,425,569     $ 1,484,491     $ 2,836,084     $  2,838,334
                                                       ===========     ===========     ===========     ============

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

Dated:  September 28, 2000

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