Form 10QSB
period 2000-09-30
FACTUAL DATA CORP
filed 2000-11-14
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File Number: 0-24205

                               FACTUAL DATA CORP.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                Colorado                                84-1449911
  --------------------------------------    -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


 5200 Hahns Peak Drive, Loveland Colorado                80538
-----------------------------------------    ----------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2000.

      Class                                      Number of Shares
-----------------------                 ----------------------------------
  Common Stock                                       5,384,417


Transitional Small Business Disclosure Format:    [   ] Yes   [X] No

                               FACTUAL DATA CORP.

                                      INDEX

PART I.          Financial Information                                  Page No.
                 ---------------------                                  --------


 Item 1. Financial Statements

            Consolidated Balance Sheets - September 30, 2000
             (Unaudited) and December 31, 1999                             3

            Unaudited Consolidated Statements of Income -- For the
             Three Months Ended September 30, 2000 and September 30,
             1999 and For the Nine Months Ended September 30, 2000
             and September 30, 1999                                        4

            Unaudited Consolidated Statements of Cash Flows -- For the
             Nine Months Ended September 30, 2000 and September 30,
             1999                                                          5

           Notes to Unaudited Consolidated Financial Statements          6-7

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    7-11



PART II.         Other Information

         Item 1. Legal Proceedings                                       12

         Item 6. Exhibits and Reports on Form 8-K                        12

         SIGNATURES                                                      13

         Index to Exhibits                                               14

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                         September 30, December 31,
                                                             1999          2000
                                                          -----------   -----------
Current assets
     Cash and cash equivalents ........................   $   265,865   $ 1,023,945
     Prepaid expenses and other .......................       618,102       949,542
     Accounts receivable, net .........................     4,623,432     3,663,094
                                                          -----------   -----------
         Total current assets .........................     5,507,399     5,636,581


Property and equipment, net ...........................     6,816,450     5,998,532


Intangibles ...........................................    36,278,198    27,756,373
Other assets ..........................................       224,976       300,989
                                                          -----------   -----------
                                                          $48,827,023   $39,692,475
                                                          ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Line-of-credit ...................................   $ 1,881,395   $   500,000
     Current portion of long-term debt and
      obligations .....................................     2,976,775     3,432,526
     Accounts payable .................................     3,686,311     3,099,678
     Accrued  payroll, taxes and expenses .............       737,544       968,691
     Deferred income taxes ............................        13,386        13,386
                                                          -----------   -----------
         Total current liabilities ....................     9,295,411     8,014,281

Long-term debt and obligations ........................    13,735,088     5,908,584

Deferred income taxes .................................       478,990       410,645

Shareholders' equity
     Preferred stock, 1,000,000 shares authorized; none
      issued and outstanding ..........................          --            --
     Common stock, 10,000,000 shares authorized;
      5,382,818 at September 30, 2000; 5,380,103
      at December 31, 1999 issued and outstanding .....    22,514,989    22,478,244
     Retained earnings ................................     2,802,545     2,880,721
                                                          -----------   -----------
         Total shareholders' equity ...................    25,317,534    25,358,965

                                                          -----------   -----------
                                                          $48,827,023   $39,692,475
                                                          ===========   ===========

  The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                            For the Three Months Ended        For the Nine Months Ended
                                                   September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------

Revenue
     Information services ..............   $  7,153,358    $  5,738,915    $ 21,404,851    $ 16,156,499
     Ancillary income ..................        370,175         764,019       1,305,459       1,771,214
     System affiliates .................        295,602         387,284         924,423       1,311,432
                                           ------------    ------------    ------------    ------------
        Total revenue ..................      7,819,135       6,890,218      23,634,733      19,239,145
                                           ------------    ------------    ------------    ------------

Operating Expenses

     Costs of services provided ........      4,497,085       3,677,128      13,439,670      10,725,163
     Consolidation costs ...............        162,370         384,541         488,078       1,011,876
     Selling, general and administrative      2,112,168       1,480,373       5,983,821       3,539,702
     Depreciation and amortization .....      1,074,599         782,184       2,965,532       1,862,997
                                           ------------    ------------    ------------    ------------
        Total operating expenses .......      7,846,222       6,324,226      22,877,101      17,139,738
                                           ------------    ------------    ------------    ------------


Income from operations .................        (27,087)        565,992         757,632       2,099,407
Other income (expense)
     Other income ......................         78,027         127,090         238,445         351,193
     Interest expense ..................       (455,990)       (160,446)     (1,040,987)       (383,676)
                                           ------------    ------------    ------------    ------------
        Total other income (expense) ...       (377,963)        (33,356)       (802,542)        (32,483)
                                           ------------    ------------    ------------    ------------

Income before income taxes .............       (405,050)        532,636         (44,910)      2,066,924
Income tax expense .....................       (127,701)        219,860          33,268         822,393
                                           ------------    ------------    ------------    ------------


Net income and comprehensive income ....   $   (277,349)   $    312,776    $    (78,178)   $  1,244,531
                                           ============    ============    ============    ============

Basic earnings per share ...............   $       (.05)   $        .06    $       (.01)   $        .26
                                           ============    ============    ============    ============

Weighted average basic shares
 outstanding ...........................      5,382,775       5,380,103       5,381,449       4,788,696
                                           ============    ============    ============    ============

Diluted earnings per share .............   $       (.05)   $        .05    $       (.01)   $        .24
                                           ============    ============    ============    ============


Weighted average diluted shares
 outstanding ...........................      5,696,460       5,721,856       5,624,520       5,134,859
                                           ============    ============    ============    ============


EBITDA (a)                                 $  1,125,539    $  1,475,266    $  3,961,609    $  4,313,597


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

                               FACTUAL DATA CORP.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Nine Months Ended
                                                                                     September 30
                                                                             ----------------------------
                                                                                 2000            1999
                                                                             ------------    ------------
Cash flows from operating activities
     Net (loss) income ...................................................   $    (78,178)   $  1,244,531
                                                                             ------------    ------------
     Adjustments to reconcile net (loss) income to net cash provided by operating activities
        Depreciation and amortization ....................................      2,965,532       1,862,997
        Gain on sale of fixed assets .....................................         (3,619)           --
        Deferred income taxes ............................................         68,345          47,489
        Changes in operating assets and liabilities
            Accounts receivable ..........................................       (960,338)     (1,634,548)
            Prepaid expenses and other....................................        326,894        (522,956)
            Other assets .................................................         47,099        (169,649)
            Accounts payable .............................................        586,633        (123,168)
            Accrued payroll, taxes and expenses ..........................       (302,740)       (286,978)
                                                                             ------------    ------------
                                                                                2,727,806        (826,813)
                                                                             ------------    ------------
               Net cash provided by operating activities .................      2,649,628         417,718
                                                                             ------------    ------------
Cash flow from investing activities
     Purchase of property and equipment ..................................     (1,032,221)     (2,050,203)
     Capitalized software costs ..........................................       (592,704)           --
     Net cash used in the acquisition of businesses ......................     (1,371,604)    (12,336,254)
     Proceeds from sale of fixed assets ..................................         12,406            --
     Sales of short-term investments .....................................           --         2,212,386
                                                                             ------------    ------------
               Net cash (used) in investing activities ...................     (2,984,123)    (12,174,071)
                                                                             ------------    ------------
Cash flows from financing activities
     Principal payments on long-term debt ................................     (5,822,063)     (2,048,222)
     Proceeds from issuance of long-term debt ............................      4,000,000            --
     Net activity on line of credit ......................................      1,361,733            --
     Net proceeds from employee stock option/purchase plan ...............         36,745            --
     Net proceeds in private placement offering
     (net of offering expenses paid of $1,514,576)                                   --        13,981,783
                                                                             ------------    ------------
               Net cash provided (used) by financing activities ..........       (423,585)     11,933,561
                                                                             ------------    ------------
Net (decrease) increase in cash and cash equivalents .....................       (758,080)        177,208
Cash and cash equivalents, at beginning of period ........................      1,023,945       1,093,295
                                                                             ------------    ------------
Cash and cash equivalents, at end of period ..............................   $    265,865    $  1,270,503
                                                                             ============    ============

    Supplemental disclosure of cash flow information:
          Interest paid on  borrowings  for the nine months ended  September 30,
               2000  and  September  30,  1999  was  $1,027,730  and,   $383,676
               respectively.

          Cash paid for income  taxes for the nine months  ended  September  30,
               2000  and  September   30,  1999  was  $181,271  and   $1,559,390
               respectively.

    Supplemental disclosure of non-cash investing and financing activities:
          During the nine months  ended  September  30, 2000 and  September  30,
               1999, the Company financed fixed asset purchases totaling $324,383 and $446,901, respectively, with notes payable and capital leases.

          During the nine months  ended  September  30, 2000 and  September  30,
               1999, the Company incurred $-0- and $1,018,685, respectively, in offering costs that were included in accounts payable.

          During the nine months ended September 30, 2000, the Company acquired a license agreement with a long-term obligation of $8.7 million (See Note 4).

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

                               FACTUAL DATA CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Summary of Significant Accounting Policies

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 30, 2000, which includes audited financial statements for the years ended December 31, 1999 and 1998. The results of operations for the nine months ended September 30, 2000, may not be indicative of the results of operations for the year ended December 31, 2000.

The Company's diluted earnings per share take into account warrants issued in the Company's IPO, the private equity offering and other outstanding stock options.

Note 2: Business Acquisitions

The Company consummated one acquisition in the first nine months of 2000. The acquisition has been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of the acquisition. The purchase price allocation and consideration paid were as follows:

            Consideration                               Purchase Price Allocation
--------------------------------------------      ---------------------------------------

Notes payable                     $  125,000      Property and equipment        $   60,000
                                  ----------                                    ----------
Subtotal non-cash portion            125,000      Other assets                       1,962
                                  ----------
                                                  Intangibles                    1,063,038
                                                                                ----------
Cash payments                      1,000,000                                    $1,125,000
Acquisition costs                          0                                    ==========
                                  ----------
Subtotal cash portion              1,000,000
                                  ----------

Total consideration               $1,125,000
                                  ==========

The amortization periods for the intangibles, which are customer lists, contract rights, and non-compete agreements, are fifteen years, fifteen years, and three years, respectively.

The Company has also incurred additional acquistion costs related to system conversion and other related matters of $371,604 from 1999 acquisitions.

Note 3: Line-of-Credit

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

Note 4:  Stockholders' Equity

The Company sold 1,599 shares of stock to employees valued at $12,592 in connection with the Company's Employee Stock Purchase Plan during the third quarter of 2000.

Note 5:  Long-term Debt and Obligations

The Company refinanced seller notes from acquisitions and a portion of the previous line-of-credit with a $4 million term loan through Wells Fargo bank. The term loan is a 5-year amortization with interest at prime plus 25 basis points, or LIBOR plus 275 basis points. A fixed swap agreement was negotiated in which the all-in-one interest rate is now locked at 10.10%.

On April 29, 2000 the Company entered into a 10-year lease agreement, with a 5-year payback period, as the Experian affiliate for the state of Colorado. The agreement has been recorded as long-term debt on the balance sheet. The Company may only terminate this agreement without penalty or future obligation under limited circumstances. For details please refer to our 8-K filed on August 17, 2000.

As of September 30, 2000, the future maturities of this long-term obligation are as follows:

Year Ending December 31,

         2000.............................$   202,237
         2001.............................    861,148
         2002.............................  1,695,246
         2003.............................  2,280,038
         2004.............................  2,543,751
         2005.............................    908,519
                                          -----------
                                           $8,490,939
                                          ===========

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

Overview

Factual Data Corp. is a Loveland, Colorado-based information service provider to the mortgage and consumer lending industries, employers, landlords and other business customers located throughout the United States. The Company markets its services through its website, www.factualdata.com, and nationally through 44 combined locations, including eight franchisees and eight licensees.

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

In the third quarter of 2000, Factual Data's portfolio of services included fully automated consumer credit reports, employee screening, resident screening, and similar information services for businesses and government-sponsored enterprises. Items of note in the third quarter included new agreements with AMS's NetCredit, Colonial Savings of Texas, Ellie Mae, John H. Harland Company, Mortgage Net Technologies, Myers Internet and Vlender.com. Also of note was the acquisition of C.B. Unlimited, primarily a mortgage credit-reporting firm previously affiliated with Factual Data Corp., and active in the Indiana, West Virginia and western Pennsylvania markets.

Factual Data Corp. announced record revenues for the 3rd quarter and year-to-date 2000, becoming the tenth consecutive announcement of record quarterly revenues. Also of note was the 212% increase in non-mortgage revenue as compared to the third quarter 1999.

For more information about our services, or items of note to investors, please visit our website at www.factualdata.com. The website shall not be deemed to be part of this report.

Results of Operations

         The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:

                                               For the Three Months Ended                 For the Nine Months Ended
                                                      September 30                               September 30
                                          -------------------------------------         -------------------------------
                                             2000                      1999               2000                  1999
                                          -----------               -----------         ---------             ---------
Revenue
     Information services                       91.5 %                    83.3 %            90.6 %                84.0 %
     Ancillary income                            4.7 %                    11.1 %             5.5 %                 9.2 %
     System affiliates                           3.8 %                     5.6 %             3.9 %                 6.8 %
                                          -----------               -----------         ---------             ---------
        Total revenue                          100.0 %                   100.0 %           100.0 %               100.0 %
                                          -----------               -----------         ---------             ---------
Operating expenses
     Costs of services provided                 57.5 %                    53.4 %            56.9 %                55.7 %
     Consolidation costs                         2.1 %                     5.5 %             2.1 %                 5.3 %
     Selling, general and administrative        27.0 %                    21.5 %            25.3 %                18.4 %
     Depreciation and amortization              13.7 %                    11.4 %            12.5 %                 9.7 %
                                          -----------               -----------         ---------             ---------
        Total operating expenses               100.3 %                    91.8 %            96.8 %                89.1 %
                                          -----------               -----------         ---------             ---------
Income from operations                         (0.3) %                     8.2 %             3.2 %                10.9 %
      Other income                               1.0 %                     1.8 %             1.0 %                 1.8 %
      Interest expense                         (5.8) %                   (2.3) %           (4.4) %               (2.0) %
                                          -----------               -----------         ---------             ---------
Income before income taxes                     (5.1) %                     7.7 %           (0.2) %                10.7 %
                                          -----------               -----------         ---------             ---------
Income tax expense                               1.6 %                   (3.2) %           (0.1) %               (4.3) %
                                          -----------               -----------         ---------             ---------
Net income and comprehensive income            (3.5) %                     4.5 %           (0.3) %                 6.4 %
                                          ===========               ===========         =========             =========

Comparison of three months ended September 30, 2000 and September 30, 1999

     Revenue for the third quarter 2000 increased 13% to $7.8 million compared with $6.9 million reported for the third quarter of 1999 despite a decline in the mortgage origination market of over 34%. Information services revenue increased $1.41 million, or 25%, from $5.74 million in the third quarter 1999 to $7.15 million in the third quarter 2000. The increase was primarily a result of our acquisitions. We completed twenty-nine acquisitions through the third quarter  2000 of which  twenty-six  of  these  acquisitions  had been  completed through the third quarter 1999. We continued to diversify in the business-to-business information services sector, with employment screening and resident qualifier services. Diversification into non-first mortgage lending with new e-commerce clients such as AMS's NetCredit contributed to increased revenues in the third quarter 2000.

     Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income decreased by $394,000, or 52%, from $764,000 in the third quarter 1999 to $370,000 in the third quarter 2000. This decrease was due to the acquisition of nine system affiliates as part of our consolidation plan.

     System Affiliates revenues decreased $92,000, or 24%, from $387,000 in the third quarter 1999 to $296,000 in the third quarter 2000. The decrease was due to our acquisition of nine System Affiliates as well as the significant reduction in mortgage originations in 2000 versus 1999. The reduction in System Affiliates revenues is expected to continue as we acquire additional System Affiliates and since we have discontinued further franchising and licensing programs.

     Costs of services increased $820,000, or 22%, from $3.68 million in the third quarter 1999 to $4.50 million in the third quarter 2000. The increase in costs of services is related to our changing technology and product mix. Historically, the largest cost of service was personnel expense. Since first quarter 2000, data expense has become the highest cost of service. Personnel expenses have actually decreased as a percentage of revenue, and data expenses have increased as a percentage of revenue. The reason for this shift is due to a significant increase in lower-priced, technology-driven products, as opposed to higher-priced, labor-intensive products. Data expense is a much higher percentage of revenue on these lower priced products, thereby increasing data costs.

     Consolidation costs for the third quarter 2000 were $162,000, as compared to $385,000 for the third quarter 1999. These costs include one-time consolidation charges for items such as recruiting fees, salaries for terminated owners and managers of acquired businesses, and travel costs for the consolidation and relocation of our regional processing centers.

     Selling, general and administrative expenses increased $632,000, or 43%, from $1.48 million in the third quarter 1999 to $2.11 million in the third quarter 2000. As previously stated in prior quarters, we have expanded our corporate infrastructure in preparation of continued sales and acquisition expansion.

     Depreciation and Amortization expense increased $292,000, or 37%, from $782,000 in the third quarter 1999 to $1.07 million in the third quarter 2000. This increase reflects the amortization expense of our twenty-nine acquisitions through the third quarter 2000 compared to twenty-six of these acquisitions we had made through the third quarter 1999. As we continue the amortization of intangible assets, we will continue to incur these non-cash expenses.

     Interest expense increased $296,000, or 185%, from $160,000 in the third quarter 1999 to $456,000 in the third quarter 2000. This increase is due to additional notes payable issued in connection with our new acquisitions, as well as the newly restructured debt facility.

     As a result of the foregoing, net loss for the third quarter 2000 was ($277,000), or ($0.05) per diluted share, based on 5,696,460 shares compared to net income of $313,000, or $0.05 per diluted share, based on 5,721,856 shares for the third quarter 1999. This earnings per share calculation takes into account consolidation costs of $162,000 or $0.03 per diluted share for the third quarter 2000.

     Our third quarter 2000 EBITDA (earnings before interest, taxes, depreciation and amortization) was $1.13 million, or $0.20 per diluted share based on 5,696,460 shares, as compared to $1.48 million, or $0.26 per diluted share based on 5,721,856 shares in the third quarter 1999. In the third quarter 2000, this EBITDA per share calculation takes into account consolidation costs of $162,000, or $0.03 per diluted share, as a result of acquisitions, through the third quarter 2000. Excluding the consolidation costs we would have reported EBITDA for the third quarter 2000 and 1999 of $1.29 million and $1.86 million, or $0.23 and $0.33 per diluted share, respectively. As the depreciation and amortization costs continue to negatively impact net income, we will continue to report EBITDA as additional information for evaluation.

Comparison of nine months ended September 30, 2000 and September 30, 1999

     Revenue for the nine months ended September 30, 2000 increased 23% to $23.63 million from $19.23 million reported for the nine months ended September 30, 1999, despite a decline in the mortgage origination market. Information services revenue increased $5.25 million, or 32% from $16.16 million for the nine months ended September 30, 1999 to $21.40 million for the nine months ended September 30, 2000. The increase was primarily a result of our acquisitions. We completed 29 acquisitions through the third quarter 2000, of which 26 of these acquisitions had been completed through third quarter 1999. For the nine months ended September 30, 2000 non-mortgage revenue increased 212% to $1.88 million from $602,000 for the nine months ended September 30, 1999. Diversification into non-first mortgage lending with new e-commerce clients such as AMS's Net Credit contributed to increased revenues in the third quarter 2000.

     Ancillary income represents fees paid by System Affiliates for various additional products and services provided to them. Ancillary income decreased by $466,000, or 26%, from $1.77 million for the nine months ended September 30, 1999 to $1.31 million for the nine months ended September 30, 2000. This decrease was due to the acquisition of nine system affiliates as part of our consolidation plan.

     System Affiliates revenues decreased by $387,000, or 30%, from $1.31 million for the nine months ended September 30, 1999 to $924,000 for the nine months ended September 30, 2000. This decrease was due to the acquisition of nine System Affiliates as part of our consolidation plan.

     Costs of services increased $2.71 million or 25%, from $10.73 million for the nine months ended September 30, 1999 to $13.44 million for the nine months ended September 30, 2000. As previously stated, the increase in costs of services is related to our changing technology and product mix. Historically, the largest cost of service was personnel expense. In recent times, however, that has shifted and data expense is now the highest cost of service. Personnel expenses have actually decreased as a percentage of revenue, and data expenses have increased as a percentage of revenue. The reason for this shift is due to a significant increase in lower-priced, technology-driven products, as opposed to higher-priced, labor-intensive products. Data expense is a much higher percentage of revenue on these lower priced products, thereby increasing data costs.

     Selling, general and administrative expenses increased $2.44 million, or 69%, from $3.54 million for the nine months ended September 30, 1999 to $5.98 million for the nine months ended September 30, 2000. As a percentage of sales, selling, general and administrative costs increased from 18.4% for the nine months ended September 30, 1999 to 25.3% for the nine months ended September 30, 2000. As stated in prior quarters, we have expanded our corporate infrastructure in preparation of continued sales and acquisition expansion.

     Depreciation and Amortization expense increased $1.1 million, or 59% from $1.86 million for the nine months ended September 30, 1999 to $2.97 million for the nine months ended September 30, 2000. This increase reflects the amortization expense of our twenty-nine acquisitions through the third quarter 2000 compared to twenty-six of these acquisitions we had made through the third quarter 1999. As we continue the amortization of intangible assets created by the acquisitions, we will continue to incur these non-cash but tax-deductible expenses.

     Interest expense increased $657,000, or 171% from $384,000 for the nine months ended September 30, 1999 to $1.04 million for the nine months ended September 30, 2000. The increase is due to additional notes payable issued in connection with our new acquisitions, as well as the newly restructured debt facility.

     Income taxes decreased $789,000, or 96%, from $822,000 for the nine months ended September 30, 1999 to $33,000 for the nine months ended September 30, 2000. Our effective tax rate was approximately 40% for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 income tax expense was $33,000 even though pre-tax income was negative. This was a direct result of non-deductible expenses from a December 1998 acquisition.

     For the nine months ended September 30, 2000 we had 5,624,520 diluted weighted average shares outstanding as compared to 5,134,859 diluted weighted average shares outstanding for the nine months ended September 30, 1999.

     Diluted earnings per share decreased by $0.25 per share, from $0.24 per share for the nine months ended September 30, 1999 to ($0.01) per share for the nine months ended September 30, 2000. This earnings per share comparison takes into effect a 10% increase in weighted average number of diluted shares outstanding, from 5,134,859 for the nine months ended September 30, 1999 to 5,624,520 for the nine months ended September 30, 2000.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30, 2000, were $3.96 million as compared to $4.31 million for the nine months ended September 30, 1999. Diluted earnings before interest, taxes, depreciation and amortization (EBITDA) per share for the nine months ended September 30, 2000, were $0.70 as compared to $0.84 for the nine months ended September 30, 1999. Again this per share comparison takes into effect a 10% increase in weighted average number of diluted shares outstanding. As depreciation and amortization costs from acquisitions continue to negatively impact net income, we will continue to report EBITDA as additional information for evaluation.

Liquidity and Capital Resources

     We had cash and cash equivalents of $266,000 at September 30, 2000. We were able to manage the net impact of accounts receivable, accounts payable, and accrued expenses on cash flows from operations, which with depreciation and amortization of $2,966,000 resulted in cash flow provided from operations of $2,461,000.

     We used cash and cash equivalents of $1 million to purchase additional equipment and furniture to build the infrastructure for our corporate and regional centers. We also used cash to make $5.82 million of principal payments on long-term debt. Net cash used for the continuing acquisition costs was $1.4 million, and net activity on the line of credit was $1.36 million. We also received cash proceeds of $4.0 million for the restructuring of debt, which resulted in a gain of $189,000.

     Management believes that our anticipated cash requirements for the immediate future will be met from internally generated funds as well as the $6.0 million line-of-credit currently available through Wells Fargo (See Note 3). We are continuing to pursue acquisitions and looking at favorable alternatives to finance these acquisitions.

         II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Item 3 of the registrant's annual report on Form 10-KSB/A for the year ended December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits - The following exhibits are filed herewith:

          No.  Description

          27   Financial Data Schedule

     b) Reports on Form 8-K

          The Company filed the following reports of Form 8-K during the quarter ended September 30, 2000.

          Filing Date                           Items
          -----------           ------------------------------------------------
          August 17, 2000       Item 5, reporting the lease expansion  agreement
                                with Experian International Solutions, Inc.

          September 20, 2000    Item 2, reporting the acquisition  of the assets
                                of C B Unlimited, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2000

                                                  FACTUAL DATA CORP.
                                                  (Registrant)



                                                   /s/ J. H. Donnan
                                                   ----------------
                                                   J. H. Donnan
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                   /s/ Todd A. Neiberger
                                                   Todd A. Neiberger
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)