Form 10KSB
period 2000-12-31
FACTUAL DATA CORP
filed 2001-03-30
CIK 1056673

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            Annual Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the fiscal year ended December 31, 2000

            Transition Report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934--N/A

                           Commission File No. 0-24205
                           ---------------------------

                               FACTUAL DATA CORP.
          ------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)

             Colorado                                   84-1449911
  -------------------------------                -----------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

            5200 Hahns Peak Drive, Loveland, Colorado      80538
           -------------------------------------------  -----------
             (Address of principal executive offices)    (Zip code)

                                 (970) 663-5700
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock
                                       and
                        Warrants to Purchase Common Stock
                        ---------------------------------
                               (Title of Classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

The aggregate market value of the voting stock held by non-affiliates of the
Registrant on March 1, 2001, was approximately $26.1 million based upon the reported closing sale price of such shares on the Nasdaq National Market for that date.  As of March 1, 2001, there were 5,387,371 shares outstanding of which 3,868,354 are held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                             See Item 13(a) herein.

                     The exhibit index appears on page E-1.

                               FACTUAL DATA CORP.
                        2000 Annual Report on Form 10-KSB
                        ---------------------------------

                                Table of Contents
                                -----------------

Item                              Description

Item 1. Description of Business

Item 2. Description of Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 1.           Description of Business.

A short history of Factual Data Corp.

     Factual Data Corp. was formed in 1985 to provide  customized credit reports to mortgage  lenders.  In the past sixteen years,  we have greatly  expanded our business by developing a wide range of  information  services and  sophisticated technology to deliver those  services.  We were among the pioneers in delivering business-to-business information services via electronic commerce. For over nine years,  our  customers  have been able to reap the  benefits of our  information services by way of electronic order and delivery with the touch of a few buttons from their PC. Today, nearly all of our customers receive our customized reports by modem or network delivery directly to their computers.

     As we entered 2000,  our  portfolio of services  included  fully  automated consumer credit reports,  employee screening,  resident  screening,  and similar information services for businesses and  government-sponsored  enterprises.  But during 2000,  we introduced  many new services as well. In mid-2000,  we entered the consumer credit reporting business for consumer lending. We entered into our first Experian  lease  agreement,  allowing us to directly sell Experian  credit reports  throughout  the entire  state of Colorado to auto  dealerships,  retail banks,  credit  unions and more.  Negotiations  were also  begun to extend  this agreement in other territories.  A notable fraud detection service,  CreditScan, was also  successfully  launched in 2000 and has begun to be  recognized  in our mortgage related and real estate rental markets. Our innovative efforts continue to successfully expand the markets we serve.

     We are based in Loveland,  Colorado.  Our website,  which is the  principal gateway to all of our services, is at WWW.FACTUALDATA.COM but our website is not a part of this Report.

     We became a publicly traded company in 1998. Our common stock trades on the
Nasdaq National Market under the symbol "FDCC," and our warrants trade under the symbol "FDCCW."

      For more information about our:

  X   expanded capabilities, please see "Factual Data's emergence as a provider of diverse information services"
  X   specific products and services, please see "Products and services"
  X   common stock and warrants, please see Item 5

Terminology

     There are several  instances in this Report  where we use language  that is unique to Factual Data or to our industry.  For your  convenience,  we'd like to explain a few of those phrases here.

  X  A  consumer  report is any  communication  of  information  by a  "consumer reporting  agency" that bears on a  consumer's  credit  worthiness,  credit standing,  credit  capacity,  character,  general  reputation,  or personal characteristics  and that  contributes  to a decision  about the consumer's eligibility for credit, insurance, or employment.

  X  The credit  repositories  are Equifax Credit  Information  Services,  Inc.,
     Experian  Information  Solutions,  Inc., and Trans Union,  LLC. These three firms are the leading domestic suppliers of consumer credit data.

  X  The FCRA is the Fair Credit  Reporting Act, a federal  statute that governs the  collection,  use and sale of consumer  reports and regulates  consumer reporting  agencies--entities like Factual Data that engage in the business of compiling and selling consumer reports.

  X  Freddie  Mac and  Fannie  Mae  are  government-sponsored  enterprises  that purchase  the  majority of mortgages  originated  in the United  States and package them as securities.

  X  An MCR is a  mortgage  credit  report,  which is a  detailed  summary  of a prospective  borrower's  credit  history.  Lenders  typically  require MCRs before  making new  mortgage  loans,  as do entities  that buy  packages of mortgage loans from the original lenders.

  X  We  provide   services  through  our  website,   www.factualdata.com,   and
     nationally  through  offices  located  in most  major  metropolitan  areas, including our own offices and through our franchisees  and licensees.  Some
     Factual Data offices are  independently  owned franchises or simply license our  technology  to service  their  customers.  We refer to these  firms as system affiliates.

Factual Data's emergence as a provider of diverse information services

     We have over fifteen  years of  experience  in the field of  gathering  and analyzing  data and presenting it in the manner that best informs our customers.
During  2000,  we devoted  substantial  resources to  upgrading  our  technology
centers,   refining  our  proprietary  software,   and  expanding  our  team  of
experienced managers, programmers, and customer service staff. We believe we are poised  to offer  one of the  most  diverse  and  comprehensive  directories  of business information solutions in the industry.

     Business  managers make dozens of choices every week about matters like who to hire,  whom to finance,  and whose goods and  services to buy.  Firms in some industries, like consumer and mortgage lenders, make thousands of decisions each day--often based on automated formulae or scores. We can arm decision makers (or their  decision-making  software)  with the  facts  they  need to make  informed choices efficiently. We view each problem on three levels.

     First, what is the universe of information that could possibly be useful in making a business  decision?  There is an enormous  amount of data about  people such as credit history, tax records,  criminal records,  court filings,  driving records,  academic  records,  and  employment  history that is available for use under suitable business circumstances. Commercial enterprises generate a similar body of  information,  and (to a lesser  extent) so do buildings  and parcels of land. Few companies can afford to have experienced  researchers on staff to mine the available sources of data, but we have instant  electronic access to many of them.

     Second,  what  type of  information  is most  useful  for  each  particular category of decision? For example, a property manager understandably cares about a prospective  resident's credit history,  but is less interested in knowing how many speeding tickets the resident has collected.  Prospective employers want to confirm  applicants'  claims about their  academic  credentials  and  employment history, but may not care to know about an applicant's legal dispute with his or her plumber,  and are prohibited from  considering the details of an applicant's recent  bankruptcy.  Our proprietary  technology  enables us to sort through the universe of raw data to deliver only what is relevant to the inquiry.

     Third,  and most important,  what  information  does the customer want, and what delivery method and format would make that  information  most useful?  With our expertise and enhanced proprietary Web application software, we can:

  X  Deliver a written report about a particular person,  business,  or property containing data obtained from our third party sources,  neatly consolidated and organized according to the customer's specifications.

  X  Integrate  information we uncover from our third party sources with details a customer has obtained  (perhaps  from the  application  of a  prospective borrower,  resident,  or employee),  reconcile any differences,  assign the applicant a score based on the customer's  predetermined criteria, and feed the results directly into the customer's computer system.

  X  Use our third party sources and personal  interviews to confirm information that an applicant has self-reported.

  X  Scan a  portfolio  of files  (perhaps  all of a lender's  new loans for the month,  or  all  of  a  company's  recent  hires)  and  generate  a  report summarizing selected data.

     Unless  restricted by law,  regardless of what a customer needs to know and how they want to receive the  information,  we can accommodate  the inquiry.  To learn more about our specific  products  and  services  for lenders,  employers, property managers,  and business owners,  please see the next section,  entitled
"Products and services."

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

Lender services

     Mortgage  credit  reports or MCRs.  Credit data provided  directly from the three  credit  repositories  is  often  inconsistent,  is  not  presented  in  a customized or consolidated  format,  and may be difficult to interpret.  Lenders also may need to have credit information  independently  verified,  or need more information  than the credit  repositories  can  provide.  Factual  Data  offers customized MCR products to satisfy a range of needs.  We believe our MCR reports meet all government and industry standards.

     Our Bureau Express Report,  which offers merged information from the credit repositories  in a  customer-designed  format,  is our most  popular MCR. We can resolve  inconsistencies  in  the  credit  repositories'  results,  and,  at the customer's option. We will also generate industry standard credit scores,  which help lenders quickly assess prospective borrowers and make objective,  impartial lending decisions. Our customer service staff will quickly verify and update any item  required by the lender.  Customers can obtain  Bureau  Express  Reports in several  ways,  including  visiting our website.  Our  proprietary  computer and telecommunications systems compile these MCRs in seconds.

     Factual Data and our system affiliates delivered approximately 3.78 million
MCRs in 2000 compared to  approximately  3.45 million MCRs in 1999.  Over 90% of these were ordered and received via e-commerce.

     Flood determination  certificates,  and bundled MCR and flood determination certificates. In 1998, we introduced the first, multi-vendor integrated software providing  both credit  information  and flood  determinations  for the mortgage industry.  Our  customers  can obtain credit and  flood-related  information  by submitting  requests over a network or modem directly to our upgraded technology centers.  Results are returned  on-line,  usually within seconds.  We also offer flood determination certificates as a stand-alone product.

     In 2000,  it is estimated  that U.S.  mortgage  lenders  obtained over 15.0 million  flood  certifications  from a variety of sources.  Factual Data and our system affiliates  serviced  approximately  25,000 of those requests compared to the  approximately  17,000  requests  serviced  in 1999.  In nearly all of these cases, the customer also required credit  information.  Our management  believes that we can dramatically  increase our share of the profitable flood certificate market  by  offering  lenders  the  convenience  of a merged  credit  and  flood determination report.

     Tax record search. We can deliver tax return information  obtained directly from IRS  records  to help  lenders  verify an  applicant's  income  and  social security number.

     Automated  property  valuation  model.  This  tool  uses  both  public  and proprietary  data to derive the fair  market  value of land and  buildings  that lenders may consider financing or accepting as collateral.

     QuickScore.  Automated underwriting systems, as well as human underwriters, typically rely on standardized  credit scoring  systems to evaluate  prospective borrowers.  Many lenders retain us to separately  confirm and update prospective borrowers'  credit  histories  and  calculate  credit  scores  based on  current information to ensure their customers' loan  applications are not jeopardized by outdated or inaccurate data.

     Third party originator  review.  Many wholesale  lenders work with multiple independent  loan  originators,  such  as  mortgage  brokers  and  correspondent lenders,  who  administer  loan  applications,  educate  borrowers  about  their options, and arrange for financing.  Loan originators typically must be licensed and meet other  requirements  that vary from state to state.  Lenders wishing to confirm that they are dealing only with qualified,  licensed, and reputable loan originators  retain  us to  check  originators'  license  information,  criminal records, credit history, and other pertinent information.

     CreditScan pre-funding credit research. Our proprietary CreditScan services help mortgage  lenders detect and avoid  misrepresentation  problems in the loan file like early payment  defaults,  foreclosures,  repurchases,  indemnification requests, and outright fraud, before funding a loan.

     Post-closing  audit.  After a loan is funded,  lenders'  quality  assurance personnel rely on this service to quickly  evaluate problem loans for compliance audits.

     Portfolio  review. We can analyze large groups of loan files and generate a report that  summarizes or compares  underlying  data. For example,  a portfolio review will quickly  determine how many loans a lender  financed in a particular geographic  area, how many loans are  outstanding  in various dollar ranges,  or what the average credit score is among a lender's current borrowers.

Employer services

     Our  Web-based  employee  screening  services  help  employers  verify  job applications and make informed hiring  decisions.  We offer two types of reports to meet employers' unique requirements.

     EMPfacts is a state-of-the-art,  accurate background check that verifies an applicant's professional, educational, and personal history. Our EMPfacts Report can include, at the customer's option:

X     results of substance abuse testing
X     driving records
X     worker's compensation history
X     public records information (such as judgments and tax liens)
X     fraud searches
X     criminal records
X     educational background
X     financial reports
X     address verification
X     employment history
X     social security number search
X     professional license verification

     The Empfacts QuickID is an instant employment  screening report,  delivered to customers via our website in seconds.  Using an applicant's name, address and social security number,  QuickID can generate employment  information,  a public records search, a fraud search,  financial summaries, and residence information.
Once an applicant has been pre-qualified based on the instant QuickID, customers can order more detailed Empfacts information over the Web.

     Factual  Data and our  system  affiliates  delivered  approximately  88,000
EMPfacts Reports during 1999 and approximately 96,000 in 2000.

Property management services

     We designed  Resident  Qualifier  specifically  for  property  managers.  A
Resident  Qualifier Report contains  verified  information  regarding a proposed resident based on Credit Repository data,  employment  history,  public records, residence  history,  payment  habits,  criminal  background,  and eviction data.
Resident  Qualifier is unique in that it provides a customizable  scoring system to help  property  managers  impartially  screen  applicants as required by fair housing standards and regulations mandating nondiscriminatory rental practices.

     Factual  Data and our system  affiliates  delivered  approximately  147,500
Resident Qualifier Reports via electronic commerce during 1999 and approximately
275,000 during 2000.

Business information services

     Our CorpData Reports provide credit profiles on businesses of all sizes and their  owners.  Our customers  use these  reports,  which are based on objective third party  accounts  of payment  history  and other  information,  to evaluate prospective clients, vendors, franchisees, licensees, and venture partners.

     Factual  Data and our  system  affiliates  delivered  approximately  35,000
CorpData Reports via electronic  commerce during 1999 and approximately  111,000 during 2000.

Consumer Credit Information

     Our consumer credit information products (delivered through our affiliation with  Experian)  allow  us to  provide  consumer  credit  reports,  pre-screened promotional  lists,  account  monitoring  programs,  etc., to clients who have a permissible  purpose. Our customers use this information for individual consumer credit-granting  purposes,  for  soliciting  new  customers  in  a  pre-screened environment and for monitoring the re-payment habits of existing customers.

     Industry  overview,  competition,  and how  Factual  Data  intends  to keep growing

     The primary competitive factors in the information services industry are:

X     responsiveness and reliability of customer service personnel
X     accuracy and thoroughness of reports
X     readability of reports--both by human personnel and by decision-making software
X     technological sophistication
X     turnaround time
X     price
X     name recognition
X     security

     We are  distinguishable  from our  competitors  in  virtually  all of these areas, but our strength derives primarily from our technological sophistication.
Our  advanced  proprietary  software  and  Web-based  application  enables us to
deliver  thorough,   accurate  reports  that  meet  our  customers'   formatting
specifications  with both  speed and  economy.  We also go to great  lengths  to ensure the security of information that we receive and reports that we generate.
To our  knowledge,  we are the only  U.S.  information  services  provider  that requires every employee to be certified under the FCRA. Moreover, we voluntarily submit to regular  audits by ICSA,  a leading  independent  e-commerce  security firm. For more information about  confidentiality and security measures,  please see "Government regulation and privacy issues" below.

     When we began business in 1985,  companies  offering  background checks and credit  information  had no choice  but to perform  our  services  manually.  We contacted  creditors,  lenders,  employers,  landlords,  and other businesses by telephone,  and we personally sorted through public files and other data sources to discover and verify information.

     In the past  decade,  the industry has  experienced  significant  change in terms of how services are requested,  how information is obtained and confirmed, and how data is formatted and  delivered to the  customer.  Advances in computer systems and communications technology as well as increasing customer demands for more information  delivered faster have driven these changes.  Now,  information
service   providers  must  maintain  and   continually   enhance   sophisticated
technology, and must hire and train staff to use that technology effectively. We were among the first in the industry to recognize  the  potential of  electronic commerce  and to develop  the  systems and  expertise  required to exploit  that potential.

     Because it is both difficult and expensive to keep abreast of technological advances,  we believe that the information  services  industry will consolidate, and that the market may become  dominated  by a handful of  companies  that have proven technological capabilities and diversified product lines. As the industry
becomes   increasingly   automated   and   customized,   we  believe   that  our
state-of-the-art  technology  centers  and  comprehensive  menu  of  information services will allow us to continue to compete aggressively. For more information about our technology centers, please see "Description of Properties" below.

     The  lender  services  industry.   Approximately  1,400  companies  provide
mortgage credit  reporting and other lender  information  services in the United
States. A significant number of our competitors are small companies operating on a local scale.  Only a limited number are large  organizations or companies with the technological  capabilities to service customers electronically.  Similarly, few provide more than mortgage credit reports. In contrast,  we offer a range of services  designed  to meet all of a lender's  informational  requirements.  See
"Products and services" above.

     In addition to offering a comprehensive array of lender services, we derive market strength from our relationship  with Fannie Mae and Freddie Mac as one of only five direct  providers to both.  As the two largest  sources of capital for the mortgage  industry,  these  government-sponsored  enterprises have developed numerous  programs to simplify  the  underwriting  process and lower the overall costs  for both  borrowers  and  lenders.  To  protect  the  integrity  of their automated  underwriting  systems,  both  entities  limit the number of  directly approved  service  providers.  We are one of only five direct  credit  providers approved  on both the  Fannie  Mae  Desktop  Underwriter  and  Freddie  Mac Loan
Prospector  systems.  Because  they  rely on sound  empirical  data,  these  two automated  systems  have proven to be reliable and  cost-effective  for mortgage lenders.  The expertise we have gained in developing  alliances  with Fannie Mae and Freddie Mac gives us  significant  credibility,  as well as a strong  market position as  automated  decision  engines  become more  prominent  in the credit industry.

     The  mortgage  credit  reporting  business  is directly  influenced  by the mortgage lending  environment.  According to the Mortgage Bankers Association of
America,  approximately  $980 billion in mortgage  loans were  extended in 2000, compared to more than $1.2 trillion in 1999.

     Our  primary  competitors  in the lender  services  industry  are The First
American  Financial  Corp.,  CBC Companies,  Inc.,  Equifax  Credit  Information
Services, Inc., Experian Information Solutions, Inc., and Trans Union, LLC. Many
of these companies are  significantly  larger than Factual Data and have greater financial and marketing resources.  Our larger customers include Allied Mortgage
Capital,  CUNA Mortgage,  Temple-Inland  Mortgage,  US Home  Mortgage,  AccuBanc
Mortgage,  CitiMortgage,  Colonial Savings,  and Mortgage Masters. No individual customer accounted for more than 10% of our business in 2000.

     The  resident  qualifier  services  industry.  Although  our  technological sophistication  has  quickly  earned us market  share in the short time since we introduced  resident qualifier  services,  we still face intense  competition in this business, primarily from companies like Resident Data, Rent Grow, and First
American Financial.

     We believe the market for resident  information and  verification  services will remain strong and will continue to offer  opportunities  for us as property managers'  demand  increasing  automation  and  efficiency.  In 2000, the rental industry was composed of over 27.5 million single and  multi-family  properties.
We believe this represents a potential annual market of nearly 27 million credit checks and other verifications of prospective residents.

     The  employer  information  services  industry.  The  employer  information services industry is estimated at a $1.5 billion market. Today's need for highly productive workers,  the increase in negligent hiring lawsuits,  and the growing reluctance  among  companies to provide  forthright  performance  and  character references  for their  former  employees,  have driven a rapid  expansion of the industry. We believe the market for the types of employer services we offer will continue  to  expand  and  offer  us  substantial  opportunities.  Some  of  the competitors we face in this industry include ChoicePoint, Inc., Avert, Inc., and
Trans Union LLC.

     The consumer credit information  industry.  The consumer credit industry is estimated to be a $2.4 billion  market.  Every company that grants credit to its customers has a need for consumer credit information.  We believe that our focus in this market will allow us to take market share from our two major competitors in this industry, Trans Union and Equifax.

     The market for other business information  services.  We have only recently entered the market for commercial  credit  reports,  offering credit profiles on businesses and business owners. We believe this new service will be particularly appealing to the estimated 10+ million  small  businesses in the United  States, which often have difficulty  gauging the credit risk of new customers,  vendors, and  venture  partners.  Although  there  are other  firms  that  offer  similar services,  our market research  indicates that most concentrate  their marketing efforts  on large  clients,  and most  are  unable  to  provide  information  on approximately 40% of all commercial entities. We believe that our more extensive information-gathering  techniques,  including  on demand  personal  inquiries of creditors and current business partners, enable us to fill a substantial void in the market.

     Acquisitions.  We have an aggressive  growth strategy,  particularly in the mortgage credit  reporting and consumer  reporting  industries.  The linchpin of this strategy is our status in that market.

     Because of our size and credentials, we believe we are positioned to expand by acquiring other mortgage credit reporting firms. Our research  indicates that approximately  70% of the  approximately  1,400  domestic  providers of mortgage credit information services are small independent  organizations,  most of which generate  less  than  $5.0  million  of  annual  revenues.  None  of  the  small independent  agencies  are  directly  approved  credit  information  vendors for
Freddie Mac and Fannie Mae's automated  underwriting  systems,  nor do they have the  capital  to invest in the  technology  and staff  required  to garner  that approval. As the industry increasingly moves toward automated  underwriting,  we believe that owners of smaller firms will become receptive to the opportunity to join a more established enterprise like Factual Data.

     We focus our acquisition efforts on unaffiliated  companies that are active in the credit,  resident and employment  reporting  market and on companies that are already system affiliates. Likely acquisition candidates are those companies that:

X     would immediately add to our customer and revenue base;
X     would immediately offer significant economies of scale because we can consolidate their facilities, research efforts, and
       administrative functions with ours and eliminate duplicative costs and expenses; and
X     need to associate with a technologically sophisticated information services provider in order to remain competitive.

     We acquired 19 businesses in 1999 and four businesses in 2000, two of which were  system  affiliates.  The total  purchase  price for all of these firms was
$24.4 million. Approximately $16.2 million of this amount was paid in cash, most of which we  generated  with a private  placement  of common  stock in March and
April  1999 and some of which  was  drawn  from our bank  credit  facility.  The remaining $13.3 million was in seller  promissory notes. Some of which were paid with our bank facility.  For more information about our outstanding debt, please see Notes to the Consolidated  Financial Statements.  For more information about our credit facility and our need for additional  financing to support our growth
strategy,   please  see  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations."

     All of our 1999 and 2000  acquisitions  were  asset  purchases--meaning  we bought customer  lists,  customer  agreements,  computer  equipment,  and office furniture. We typically require  non-competition and confidentiality  agreements from significant selling shareholders and key personnel in all acquisitions.  In many cases we secure the  continued  benefits  of key  employees'  expertise  by offering those individuals employment agreements.

     On  January  31,  2001,  we closed  our first  acquisition  of the year and reacquired the entire Ohio and northern Florida  territories which had been held by one of our  franchisees.  As of March 1, 2001, we are  negotiating to acquire other companies,  but no definitive agreements are pending.  Although management hopes to continue acquiring  companies,  we cannot predict how many acquisitions we will complete in 2001, if any.  Future  acquisitions  are dependent  upon our raising additional debt or equity financing.

     Marketing  channels.  As of March 1, 2000, we marketed our services through
several   locations   across  the  country  and  on  our  interactive   website,
www.factualdata.com.

Government regulation and privacy issues

     For some of our services, we are regulated as a "consumer reporting agency"
under the Fair Credit  Report Act, or FCRA. We also must comply with the laws of all fifty states since our business is national.  Finally,  there is  increasing pressure--from  regulators,  legislators,  and  the  private  sector--for  firms engaged in electronic commerce to restrict the type of information they collect, to adopt  controls  on how they use and share  information,  and to ensure  that their databases of sensitive information are secure.

     We believe we comply in all material respects with the laws and regulations that govern our  business.  We also have  voluntarily  adopted  some of the most rigorous  privacy and security  measures in the industry.  Nevertheless,  new or
changed  laws  affecting   consumer  reporting   agencies,   or  private  sector
initiatives that impose new and unanticipated obligations, could have a material adverse effect on our business.

     Fair Credit Reporting Act. The FCRA governs consumer reporting agencies and the methods they use to produce and sell consumer reports. For example, the FCRA prohibits  disclosure  of "obsolete"  information--generally  anything more than seven years old--concerning a consumer.

     The primary goal of the FCRA is to ensure that consumer  information is not made  available  to  persons  or  businesses  not  authorized  to  receive  such information.  The  statute  permits  consumer  reporting  agencies  to furnish a consumer  report only when requested or authorized by the subject  consumer,  or when requested by a person or business that the agency  believes  intends to use the information for legitimate business purposes, such as:

X     To make decisions about new credit transactions, and to monitor risk and compliance with the terms of existing credit relationships.
X     To make hiring or promotion decisions.
X     To make decisions about new insurance transactions, and to monitor risk and compliance with the terms of existing insurance relationships.
X     To make decisions about new investments, and to monitor risk and compliance with the terms of existing business relationships.

     The FCRA permits an injured  consumer to hold a consumer  reporting  agency liable if the agency willfully or negligently  fails to comply with the statute.
Officers  and  directors  of consumer  reporting  agencies  that  knowingly  and willfully  disclose consumer  information to unauthorized  persons or businesses may suffer criminal penalties.

     State laws. We comply with the relevant laws of each state in which it does business.  Although there is some uniformity among the states,  many states have at least one unique statute or regulation that affects the information  services industry. For example:

X     A number of states have laws similar, but not identical, to the FCRA.
X     Some states require businesses engaged in investigative reporting (a term that includes some of the techniques used to generate certain types of consumer reports), to be licensed.
X     Numerous states regulate the type of information that can be made available to the public, or impose conditions on the release of certain information. Laws in certain states prohibit access to workers' compensation histories. Other states require a signed release from the subject of the report before personal
       information may be released.

     Privacy and security  concerns.  Privacy and consumer advocates and federal regulators have become increasingly  concerned about how personal information is collected,  used, shared, and maintained,  particularly by e-commerce companies.
It is possible  that state and federal  legislators  or  regulators  will impose measures to address these  concerns.  At the same time,  groups  representing  a variety of  interests  (from  consumer  watchdogs  to  internet  retailers)  are negotiating  voluntary  initiatives in an effort to either supplement,  or stave off, expected government intervention.

     We cannot predict how or when this flurry of activity will end, and how, if at all, the end result will affect our  business.  We can,  however,  offer some insight into our commitment to consumer privacy and security.

     Our staff members receive FCRA training and they must  successfully  pass a certification exam provided through the Associated Credit Bureaus,  Inc., (ACB), an  international  trade  association  representing  consumer  credit,  mortgage
reporting,   collection  service,  tenant  screening  and  employment  reporting companies.  If we acquire a business whose employees are not certified, we offer continued  employment to those individuals who then are required to successfully complete the same FCRA training and certification. This requirement accomplishes two  objectives.  It sends a clear  message to our staff and  clients  about how seriously  we view our  corporate  responsibilities,  and it makes  Factual Data employees aware of personal duty to manage consumer information with care.

     Additionally,  the Factual  Data  technology  center,  website and computer systems are rigorously tested by ICSA, an independent  e-commerce security firm, at least four  times each year.  Although  recent  "denial of  service"  attacks against prominent internet sites have demonstrated that no amount of testing can guarantee  security,  these voluntary  audits help us reduce exposure to menaces like viruses, hackers, common theft, and system failures.

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

     In 2000, system affiliates provided 3.8% of our gross revenues, compared to
6.2% in 1999.  We expect  revenues  from system  affiliates to decline over time since  the  number  of  system  affiliates  will not  increase,  and may in fact decline.

Suppliers

     We do not maintain our own informational databases.  Instead, we obtain all of our information from third party sources.

     Large  national  credit  repositories  such as Equifax  Credit  Information
Services,  Inc.,  Experian  Information  Solutions,  Inc., and Trans Union,  LLC
maintain  consumer  credit data.  These entities grant access to their databases pursuant to  "reseller"  agreements.  Generally,  either  party can  terminate a reseller  agreement for any (or no) reason with little notice.  While we believe our  relationships  with the credit  repositories  are good, we cannot guarantee that our reseller  agreements will continue  indefinitely.  The loss of any data source, particularly a Credit Repository, would be detrimental to our business.

Intellectual Property

     We rely on a combination of trademark, servicemark, copyright, trade secret and contract protection (like licenses) to establish and protect our proprietary rights in our services and  technology.  We  currently  maintain 145  registered trademarks,  servicemarks and  copyrights--all of which management  believes are properly filed and recorded.  Management is not aware of any infringement of our proprietary rights.

Facilities

     Our corporate  offices are located in two buildings in Loveland,  Colorado.
We hold 20-year  operating leases that entitle us to 23,347 square feet of space in one  building  and 15,882  square feet in the other.  We  anticipate  the two spaces  will be  adequate to meet our office  requirements  for the  foreseeable future.  In connection with our acquisitions we assumed several leases,  most of which are not material  and none of which have terms  exceeding  ten years.  See
Notes to the Consolidated Financial Statements.

Insurance

     We maintain commercial general liability and property insurance. The policy provides for a general liability  aggregate limit of $2 million,  and $5 million annual aggregate umbrella coverage. We also carry an errors and omissions policy covering our various service lines.

Employees

     At March 1,  2001,  we  employed  218 people  full-time  and 18 people on a part-time basis. There are no union or collective  bargaining agreements between us and our employees. Management considers employee relations to be good.

Special Considerations

     To inform  shareholders  of our future  plans and  objectives,  this report contains statements concerning our future performance,  intentions,  objectives, plans  and  expectations  that  are  or  may be  deemed  to be  "forward-looking statements." Our ability to do this has been fostered by the Private  Securities
Litigation   Reform  Act  of  1995,   which   provides  a  "safe   harbor"   for
forward-looking   statements  to  encourage  companies  to  provide  prospective information so long as those statements are accompanied by meaningful cautionary statements  identifying  important  factors that could cause  actual  results to differ  materially from those  discussed in the statement.  Such factors include but are not limited to the following:

A decrease  in demand for  mortgage  credit  reports  will likely  decrease  our earnings.

     Our primary service is our mortgage credit report ("MCR").  The use of this service is driven  largely by consumer  demand for credit for new home mortgages and refinancings  and, to a lesser extent,  lenders' efforts to develop new, and monitor  existing,  credit  relationships.  Consumer  demand for mortgage credit tends to vary due to interest rate fluctuations and general economic conditions.
We have found that MCR  demand  tends to  increase  during  periods of  economic expansion or when interest rates are declining.  Our expenses consist largely of repository,  labor and communication charges, and our ability to quickly control these  costs is  critical  if the demand for MCRs  slackens.  Also,  our lack of significant  diversification  in other services hinders our ability to withstand the negative impact of a downturn in demand for MCRs.

     Our  consolidation  plan includes  operational and financial risks that may negatively affect our earnings.

     In mid-1998,  we implemented a consolidation plan to acquire certain of our system affiliates and competitors  engaged in providing MCR services that either complement  or will expand our  business.  This plan  involves a number of risks including:

o     ability to retain acquired customers
o     diversion of management time
o     use of our financial resources in reviewing and acquiring acquisition candidates
o     operational assimilation of the acquired companies
o     amortization charges and write-downs of acquired intangible assets

     There are a few system  affiliates  that have  exclusive  territory  rights which  expire at  various  times  through  the year 2005.  We cannot  compete or license  others  in  those  areas.  We will be  required  to  purchase  a system affiliate,  or wait until the  expiration of the  applicable  agreement with the system affiliate,  before expanding into, or acquiring a competitor in, the same territory. The success of our consolidation plan, both long-term and short-term, remains unknown.

     We may be unable to manage our recent and  continued  growth,  which  could negatively affect our earnings.

     Since mid-1998,  we have made 32 acquisitions and employees have grown from about  37 to over  200.  Our  ability  to  manage  these  acquisitions,  our new
employees  and  the  increased   business  activity  while  continuing  to  make
additional  acquisitions  is  critical  to our  success.  Also  critical  in our acquisitions is our ability to:

o     attract and keep mid-level employees and other managers
o     implement internal cost controls, operating policies and procedures
o     implement our sales and marketing techniques

We may not be  successful  in  implementing  our  business  strategy  due to the significant competition we face.

     The MCR industry is highly  fragmented.  We believe there are approximately
1,400  competitors  in the United States  providing  MCR services.  We face both direct and indirect  competition  for our  services.  There are large numbers of companies  engaged  in the  sale of one or  more of the  services  we  offer.  A significant number of these competitors are small companies operating on a local or regional basis, while some are large companies operating on a national scale.
Several  large  companies  have  far  greater  financial  resources  than we do,
including  Equifax  Credit  Information  Services,   Inc.,  The  First  American
Financial Corp. and Trans Union LLC. We face intense competition in MCR services from these  entities,  and as to our other services,  from companies  engaged in employment and tenant application verification activities.

     We are leveraged  which may strain our cash flow and negatively  impact our financial condition and performance.

     On  December  31,  2000,  our  debt,  including  our  line-of-credit,   was
approximately $11.6 million, exclusive of payables, accruals, and Experian lease agreements.  In May 2000, we entered into a $10 million  credit  facility with a bank.  The  operating  line-of-credit  requires  us to  meet  certain  financial restrictive covenants. Due primarily to our one-time adjustments, we were not in technical  compliance with certain  financial  covenants in our credit agreement with Wells Fargo at year-end;  however,  such  non-compliance has been waived by the bank. We are currently  working to extend and increase our credit  facility.
Our ability to make  principal  and interest  payments  depends on net cash flow from our operations.

We are dependent upon the services of our Chief Executive Officer.

     We are highly  dependent  on the services of our Chief  Executive  Officer,
J.H. Donnan, who was subject to an employment  agreement,  which expired on July
1, 2000. To the extent that Mr. Donnan's services become unavailable, we may not be able to promote existing  personnel or employ qualified  persons on favorable terms. We own a $1 million Key Man term life insurance policy on the life of Mr.
Donnan.

Our reseller  agreements  can be cancelled on short notice and they expose us to claims or liabilities from the use of inaccurate information.

     We do not maintain our own consumer  credit  database.  Instead,  we obtain consumer credit data from large,  national credit  repositories  such as Equifax
Credit Information  Services,  Inc., Experian Information  Solutions,  Inc., and
Trans Union, LLC. under reseller agreements with these entities.  Generally, the reseller  agreements are terminable without cause by either party within a short period of time upon written notice. Also, the agreements can be terminated if we were to use the information in violation of the FCRA or other  applicable  laws, or in violation of the reseller agreement.  The reseller agreements typically do not provide any warranties as to the accuracy or correctness of the  information contained  in the  databases  maintained  by credit  repositories,  and  further provide  that we will hold the  repositories  harmless and  indemnify  them from claims or liabilities arising from the use of inaccurate  information  contained in the databases.

We intend to diversify with new products that may be unsuccessful.

     Our primary revenue source is from residential  mortgage credit  reporting.
We have  introduced,  and intend to  introduce,  several  new  products  to help diversify our business and add to revenues. We cannot provide assurance that our diversification strategy will be successful or that our new products can compete successfully in the market.

We may not be able to meet the automated  level of performance  required by some of our larger customers.

     Fannie Mae and  Freddie  Mac  provide a  secondary  market for  residential mortgages.  Both entities require that any mortgage  purchased be supported by a credit  report  on the  mortgagee  and be  prepared  by an  entity,  such as us, independent  from the  lender.  We are aware that these and other  entities  are increasingly  using automated  credit  reporting  techniques that require credit report  providers  to render  almost  instantaneous  responses,  often within 60 seconds  or  less.  We may not be able to  continue  to  provide  the  level  of
performance   required   by  these  or  other   large   institutional   lenders.
Additionally,  we may not be able to match  the level of  technological  service provided, or developed in the future, by competitors.

A loss of operations in our data centers could negatively impact our earnings.

     Our  operations  depend on our ability to protect our data centers  against damage from fire, power loss,  telecommunications  failure, natural disasters or similar  events.  We moved into a new  facility in  Loveland,  Colorado in April
1998,  that is  outfitted  with  backup  power and  duplicate  telecommunication facilities; nonetheless, in the event we experience a natural disaster, hardware or software  malfunction or other  interruption of our data centers  operations, our business  could be hurt.  Extended  interruptions  in our services  could be particularly detrimental, and our insurance may not be adequate to compensate us for resulting losses that may occur.

     We brought  our second data  center on line in Denver,  in July 1999.  This data center  brings  additional  availability  to our  customers in the unlikely event of a facilities  disaster.  The Denver data center has redundant  cooling, power, and telecommunications to protect itself.  Additionally,  the Denver data center has  telecommunications  route  diversity  from the Loveland  facility to further the  redundancy.  Potentially,  there could still be a natural  disaster that would  encompass  both the Denver data center as well as the Loveland  data center. Additionally,  if Sprint would have a sufficiently large disaster within its systems,  this could  adversely  affect our ability to communicate  with our customers and/or vendors.

Item 2.           Description of Properties.

     Factual Data collects, integrates,  analyzes, and delivers information from our technology  centers in Loveland,  Colorado and Denver,  Colorado.  These two
centers work in tandem, sharing the burden of our processing demands. We rely on load balancing and fail-over  services from Sprint, as well as redundant routing
services   within  our  own  network,   to  ensure  that  all  work  is  handled
expeditiously.  Each technology center is capable of independently  handling all of our current production traffic.

     We have  invested  over $4.6  million  in our  technology,  which  utilizes proprietary  computer software and  state-of-the-art  hardware and communication
systems.  Our  information,   processing,  and  telecommunications  systems  are
scalable;  we can expand our customer base and our portfolio of services without jeopardizing our efficiency or committing substantial additional funds.

     Both of our technology  centers can pull up to 18,000 bureau files an hour, and has a call capacity exceeding 30,000 calls per day.  Management  believes we have an  infrastructure  to support three times our current volume. In addition, management  believes that the excess capacity we have built into our systems and operations can be readily and  economically  augmented to accommodate  even more growth.

     Thirty employees,  including ten software  developers,  are responsible for the continued development and maintenance of our technology. We are committed to maintaining our technological  competitive advantage,  and we intend to continue to devote resources to this effort.

     We service our customers with proprietary  software developed in-house over
the  past  15  years.   Operating   systems  in  the   technology   centers  are
non-proprietary  Windows NT or Linux-based  Intel platforms.  Each system has at least one backup, and can be repaired or replaced easily and inexpensively.  The server  platform is  heterogeneous  RedHat  Linux and Windows NT. Our  redundant servers  can assume all  production  in minutes if  necessary.  Backup  power is available  to the  servers to ensure up to 45 minutes  of  uninterrupted  power.
Networking is achieved  through a multi-Gigabit  redundant  backbone using Intel
Network switches.  Each server delivers up to 800 Mbits directly to the backbone network.

     Management  believes  our systems  have  sufficient  back-up  and  disaster recovery  capability.  Because of those precautions,  we have experienced little downtime.  Nevertheless,our  business  depends on our  ability  to  protect  the technology  centers  against  damage from fire,  power loss,  telecommunications failure, natural disasters, or a similar event. Despite our precautionary backup power and duplicate telecommunication  facilities, we could experience a natural disaster,  hardware or software malfunction, or other interruption of technology center operations. Extended interruptions in our services could be significantly detrimental,  and our  insurance  may not be adequate to  compensate  us for all resulting losses.

Item 3.           Legal Proceedings.

     As  reported in Item 3 of our 1999  Annual  Report on Form 10-KSB  filed on
March 30, 2000, on March 13, 2000, we were served with a Demand for  Arbitration by the holder of separate  exclusive area  development and franchise  agreements granted by covering  Ohio and parts of  Pennsylvania,  Michigan and Florida.  On
January 31, 2001, we acquired the assets of this  franchisee and the arbitration matter was dismissed with prejudice with each party paying its own costs.

     We are not a party  to any  other  legal  proceedings  except  those in the ordinary course of our business and those proceedings which are not material; we are not aware of any legal proceeding threatened against us.

Item 4.           Submission of Matters to a Vote of Security Holders.

     No matters were  submitted by us to a vote of our security  holders  during the fourth quarter of our fiscal year ended December 31, 2000.

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

                                           Common Stock               Warrants
                                      ---------------------    --------------------
             1999                       High         Low         High         Low
           --------                   ---------    --------    --------    --------
First Quarter .................       $    9.34    $   7.25    $   3.19    $   1.63
Second Quarter ................           11.19        9.06        4.00        2.63
Third Quarter .................           10.69        7.75        3.63        1.38
Fourth Quarter ................            8.00        7.00        1.59        1.00

                                           Common Stock               Warrants
                                      ---------------------    --------------------
             2000                       High         Low         High         Low
           --------                   ---------    --------    --------    --------
First Quarter ..................       $   8.56    $   6.75    $   2.31    $   1.00
Second Quarter .................           9.25        8.00        2.41        1.75
Third Quarter ..................           9.38        7.38        2.50        1.63
Fourth Quarter .................           7.63        5.00        1.81         .34

     We have not paid or declared cash  distributions or dividends on our Common
Stock and do not intend to pay cash  dividends in the  foreseeable  future.  Our bank  credit  facility  restricts  our ability to pay cash  dividends.  Any cash dividends in the future will be  determined  by our Board of Directors  based on our earnings,  financial  condition,  capital  requirements  and other  relevant factors.

     On March 1, 2001,  the last closing  price of our Common Stock and Warrants reported  on the  Nasdaq  National  Market  was  $6.75  per  share and $0.50 per
Warrant.  As of March 1, 2001,  there  were only a few  holders of record of our
Common Stock and record  holders of our  Warrants  and we  estimate,  based upon information provided by brokers and repositories,  that we have in excess of 600 beneficial  owners of our  Common  Stock and over 600  beneficial  owners of our
Warrants.

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

     The  forward-looking  statements  included  herein  are  based  on  current expectations  that  involve  a number  of risks  and  uncertainties  that  might adversely  affect our  operating  results in the future in a material  way. Such risks and  uncertainties  are  discussed in Item 1 above and include but are not limited to:  changes in  interest  rates,  the  effectiveness  of our  marketing campaign, the response of the mortgage industry, continued market demand for our services,  the effects of seasonality in the housing  market,  competition,  the success of our consolidation  plan, our ability to recover  intangible and other costs,  our ability to manage growth,  our ability to  successfully  develop and market new report services and legal claims.

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

     Our  portfolio  of services  includes  various  lender  services,  employee screening,  resident screening,  commercial credit information,  consumer credit
reporting    and   similar    information    services   for    businesses    and
government-sponsored enterprises.

     We began 2000  poised to offer one of the most  diverse  and  comprehensive directories of business information solutions in the industry. We capitalized on our  position to capture  market  share by  expanding  our sales  team.  We also continued to refine our technology centers,  proprietary  software and corporate infrastructure.  This  strategy  paid  off in  record  revenue  and  outstanding services. Diversification of our service line came in the form of an affiliation with Experian Information Solutions,  Inc., to provide consumer credit reporting in the entire state of Colorado and south Texas.  Factual Data continues to lead the field in high-tech, web-based delivery of information services into 2001 and beyond.

     We continue to implement our consolidation plan, although less aggressively than in prior years,  whereby we have  identified  both  competitors  and system affiliates  as  potential  acquisition  candidates.  See  Item 1.  As  expected, information  services revenue and gross profit  increased and system  affiliates revenue  decreased as system affiliates were either acquired or their agreements with us expired.  Our improved  technology and the increased use of the internet made branch  operations more efficient so that we could produce more revenue and service more clients with less overhead.

     In year  2000,  we made a change in the method we  account  for  intangible assets, and in connection with this change in accounting principle,  we booked a one-time write-down of $11.8 million to our intangible assets. In addition,  due to our continued  movement towards  centralized  electronic  distribution of our services,  we  incurred a charge of $3.0  million  for branch  efficiency  costs associated with the reduction of some of our branch offices.

     The  following  consolidated  selected  financial  data  should  be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing  elsewhere in this Report. The consolidated  statements of income data for the years  ended  December  31, 1999 and 2000 and the  consolidated  balance sheet data as of December  31, 1999 and 2000 are derived  from our  consolidated financial statements which have been audited by Ehrhardt Keefe Steiner & Hottman
PC, our independent  auditors, as indicated in their report included herein. The selected  financial  data provided  below is not  necessarily  indicative of our future results of operations or financial performance.

                                                       For the Years Ended
                                                           December 31,
                                                    ---------------------------
                                                       1999             2000
                                                    -----------     -----------
                                                in thousands except per share data)
Statements of Income Data:
Revenue
   Information services ........................    $    21,904     $    28,453
   Ancillary revenues ..........................          2,325           1,636
   System affiliates ...........................          1,601           1,172
                                                    -----------     -----------
      Total revenue ............................         25,830          31,261

Operating Expenses
   Costs of services provided ..................         15,400          18,280
   Selling, general and administrative .........          4,907           8,132
   Acquisition Consolidation costs .............          1,245             602
   Depreciation and amortization ...............          2,715           4,131
   Branch efficiency costs .....................              0           3,046
   One-time adjustment to intangible assets ....              0          11,798
                                                    -----------     -----------
      Total operating expenses .................         24,267          45,989

Income (loss) from operations ..................          1,563         (14,728)

Other income ...................................            201             502
Interest expense ...............................           (580)         (1,542)
                                                    -----------     -----------

Income (loss) before income taxes ..............          1,185         (15,769)
Income tax expense (benefit) ...................            525          (5,611)
                                                    -----------     -----------

Net income (loss) ..............................    $       659     $   (10,158)
                                                    ===========     ===========

Basic earnings (loss) per share ................    $       .13     $     (1.89)
                                                    ===========     ===========

Weighted average common stock
  outstanding ..................................      4,937,763       5,382,590
                                                    ===========     ===========

Diluted earnings (loss) per share ..............    $       .13     $     (1.89)
                                                    ===========     ===========

Weighted average common stock
  outstanding ..................................      5,219,140       5,382,590
                                                    ===========     ===========

                                                           December 31,
                                                    ---------------------------
                                                       1999             2000
                                                    -----------     -----------
                                                in thousands except per share data)

Balance Sheet Data:
Working capital (deficit) ..................         $ (2,378)         $ (6,615)
Total assets ...............................           39,692            42,800
Total liabilities ..........................           14,334            27,545
Shareholders' equity .......................           25,359            15,255

Results of Operations

     The following table sets forth for the periods  indicated,  as a percentage of total  revenues,  those items  included  in our  Consolidated  Statements  of
Income:
                                                                  Year Ended
                                                                  December 31,
                                                              ------------------
                                                               1999         2000
                                                              -----        -----
Revenue
   Information services ..............................         84.8%        91.0%
   Ancillary income ..................................          9.0          5.2
   System affiliates .................................          6.2          3.8
                                                              -----        -----
        Total revenue ................................        100.0%       100%
                                                              =====        =====

Operating Expenses
   Costs of services provided ........................         59.6         58.5
   Selling, general and administrative ...............         19.0         26.0
   Acquisition consolidation costs ...................          4.8          1.9
   Depreciation and amortization .....................         10.5         13.2
   Branch efficiency costs ...........................          0.0          9.7
   One-time adjustment to intangible assets ..........          0.0         37.7
                                                              -----        -----
        Total operating expenses .....................         93.9%       147.0%
                                                              -----        -----

Income (loss) from operations ........................          6.1%       (47.1)%
Other income .........................................           .8          1.6
Interest expense .....................................         (2.2)        (4.9)
                                                              -----        -----

Income (loss) before income taxes ....................          4.7%       (50.4)%
                                                              -----        -----

Income tax (expense) benefit .........................         (2.1)%       17.9%
                                                              -----        -----

Net income (loss) ....................................          2.6%       (32.5)%
                                                              -----        -----

Comparison of Operating Results for Years Ended December 31, 2000 and 1999

     Information  services  revenue  increased $6.6 million,  or 30%, from $21.9 million  in 1999 to $28.5  million  in 2000.  The  increase  was a result of the effectiveness of our  non-mortgage  related  services,  increase in our mortgage market  share and  acquisitions.  We became an  Experian  affiliate  to  provide consumer credit reports in two territories and saw a significant increase in our resident  qualifier  services  market  share.  We  continued to diversify in the business-to-business  and  business-to-consumer  information services sector, as employment screening,  resident qualifier services and consumer credit reporting combined  increased  $3.5  million,  or 167%,  from $2.1 million in 1999 to $5.6 million  in 2000.  New and  completion  of four  acquisitions  (see Notes to the consolidated  financial  statements) also  contributed to increased  revenues in
2000.

     Ancillary  income  represents  fees paid by system  affiliates  for various additional products and services provided to them. Ancillary income decreased by
$689,000,  or 30%,  from $2.3  million in 1999 to $1.6  million in 2000.  System affiliates  revenues  decreased  $429,000,  or 27%, from $1.6 million in 1999 to
$1.2  million in 2000.  The decrease in  ancillary  income and system  affiliate revenues is due to an overall decline in the mortgage market and the acquisition of two system  affiliates and the resulting reduced royalty fees. This reduction is expected to continue as we acquire additional system affiliates and phase out our franchising and licensing programs.

     Costs of services  increased  $2.9  million,  or 19%, from $15.4 million in
1999 to $18.3 in 2000. As revenue continues to grow, these costs may increase on an absolute  cash basis but tend to decrease as a  percentage  of revenue.  As a percentage of revenue,  costs of services  decreased  1.1% from 59.6% in 1999 to
58.5% in 2000.  For the year ended  December 31, 2000,  four  acquisitions  were completed in addition to nineteen  acquisitions  during the year ended  December
31,  1999.  The  increases  in  direct  operational  costs  are  related  to our acquisitions,  which tend to impact  our  operating  margins.  The  decrease  in operating margin is directly related to credit  repository  costs,  salaries and telecommunication costs.

     Selling,  general and administrative  expenses  increased $3.2 million,  or
65%, from $4.9 million in 1999 to $8.1 million in 2000. This increase is related to costs  associated  with  building  our  corporate,  regional  processing  and technology  infrastructures.  In 2000, we continued to build a new foundation by successfully  creating  a dynamic  infrastructure,  in terms of  management  and national  account sales.  Again, as FDC grows,  and with our  infrastructure  in place by the end of 2000, these costs may increase on an absolute cash basis but tend to decrease as a percentage of revenue.

     Acquisition consolidation costs for the year 2000 were $602,000 as compared to $1.2 million for the year 1999.  These costs include  one-time  consolidation charges for items such as recruiting  fees,  salaries for terminated  owners and managers,  and travel costs for the consolidation and relocation of our regional processing centers.

     Depreciation  and  amortization for the year 2000 was $4.1 million compared to $2.7 million for 1999.  This increase of $1.4 million,  or 52%,  reflects the amortization expense of not only four acquisitions made in 2000, but also a full year of expense related to 19 acquisitions made throughout 1999.

     Branch  efficiency costs for the year 2000 were $3.0 million compared to $0 for the year 1999 (see  Notes to the  consolidated  financial  statements).  Our technology  has enabled our  clients to  increase  their usage of the  internet, making "brick and mortar" operations less necessary and gives us the opportunity to make branch operations more efficient. The costs associated with these branch efficiency  costs are made up of primarily  future  operating lease payments for office space,  telecommunications and office equipment,  leasehold improvements, furniture and equipment.

     The one-time  adjustment to  intangible  assets for the year 2000 was $11.8 million (see Notes to the  consolidated  financial  statements).  This  one-time charge  resulted from an election to change our method of evaluating  intangible assets  during  the  fourth  quarter  of 2000,  from an  undiscounted  cash flow approach  to  discounted  cash  flow  approach.  The  discount  rate  we  use in evaluating  our  intangible  assets  is based on the  weighted  average  cost of capital for companies in our industry in addition to other internal and external factors.  We  historically  had followed an  undiscounted  cash flow approach in evaluating the  recoverability  of our intangible  assets,  consistent  with the provisions  of  Statement  of  Financial  Accounting  Standard  (SFAS)  No.  121
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be disposed of".

     We believe that the fair market value of these intangible  assets is better measured using a discounted cash flow analysis  instead of an undiscounted  cash flow  analysis.  In terms of purchasing  businesses  and other  intangibles,  we believe a  discounted  cash flow  analysis  is also  consistent  with  customary acquisition  evaluation  and is consistent  with our own method for making these types of investment  decisions.  This same  methodology will be utilized for all quarterly and annual assessments in the future.

     Interest expense increased  $963,000 or 166%, from $580,000 in 1999 to $1.5 million in 2000.  This  increase is due to additional  notes  payable  issued in connection with our acquisitions.  In 2000, 25 acquisitions contributed to notes payable  for the  entire  year and only nine  acquisitions  did so in 1999.  The strategy to use the Wells Fargo credit  facility to pay down notes  payable also contributed to increased interest expense.

     Income taxes were a benefit of $5.6 million in 2000  compared to an expense of $525,000 in 1999.  This is due primarily to branch  efficiency  costs and the one-time adjustment to intangible assets.

     As a result of the foregoing factors,  net loss for the year 2000 was $10.2 million,  or $1.89 per diluted  share,  compared to net income of  $659,000,  or
$0.13 per diluted share,  for 1999.  This earnings per share  calculation  takes into account  depreciation and  amortization  costs of $4.1 million or $0.77 per diluted share for the year ended 2000. Excluding the branch efficiency costs and a one-time adjustment to intangible assets, we would have reported a loss, after tax, of $591,000 or $0.11 per diluted share for the year ended 2000.

     Our  2000  EBITDA  (earnings  before  interest,   taxes,  depreciation  and
amortization),  excluding branch  efficiency costs and a one-time  adjustment to intangible  assets,  was $4.7  million,  or $0.88  per  diluted  share  based on
5,382,590  shares as compared to $4.5 million,  or $0.86 per diluted share based on 5,219,140 shares, in 1999.

Liquidity and Capital Resources

     We had cash balances of $348,000,  an income tax refund  receivable of $1.0 million and deferred income taxes of $470,000 at December 31, 2000. We were able to manage the net impact of accounts  receivable,  accounts  payable and accrued
expenses  on  cash  flows  from  operations,   which,   with   depreciation  and
amortization of $4.1 million,  resulted in cash flow provided from operations of
$3.3 million.

     At December 31, 2000 we had a working capital  deficit of $6.6 million.  Of this  deficit,  $3.4 million was the  line-of-credit  with Wells Fargo & Company that matures on April 30, 2001. We plan to extend the maturity date for one year to April 30, 2002,  with the option of converting a portion of the balance owing to a term loan with  Wells  Fargo.  Also  contributing  to our  working  capital deficit was $3.2 million of current  long-term  debt and $1.5 million in accrued branch  efficiency  costs. The three current  liabilities above contributed $8.1 million  to the  working  capital  deficit.  These  items  reflect  12 months of payments that are considered current maturities.

     We used cash of $2.0 million to purchase additional equipment and furniture to build the  infrastructure  for our corporate and regional centers acquired in
2000. We also used cash to fund $2.4 million of principal  payments on long-term debt.

     In May of 2000, we were granted a $10.0 million credit  facility with Wells
Fargo & Company.  Of the $10.0  million,  $4.0  million was used to  restructure seller  promissory  notes  from  prior  acquisitions.  This  $4.0  million  is a five-year  term note that matures May 2005 with monthly  principal  and interest payments totaling $97,396. Interest is at a rate of 9.75%, with the December 31,
2000 balance at $3.5 million.

     The  remaining  $6.0 million  Wells Fargo credit  facility was an operating line-of-credit  with interest payable at 9.5625%.  Principal and unpaid interest is  currently  due in April 2001.  Out of this  operating  line-of-credit,  $3.4 million was used for additional  acquisitions and operations.  Four acquisitions were  completed in 2000 for $2.4 million in cash and $650,000 in notes  payable.
In connection with these  acquisitions,  we acquired  primarily fixed assets and intangibles and acquired access to certain key operating  markets.  We currently have $2.6 million available for acquisitions and operations.

     This  operating  line-of-credit  requires  us  to  meet  certain  financial restrictive covenants. Due primarily to our one-time adjustments, we were not in technical  compliance with certain  financial  covenants in our credit agreement with Wells Fargo at year-end;  however,  such  non-compliance has been waived by the bank. We are currently working to extend and increase our credit facility.

     Management   believes  that  our  anticipated  cash  requirements  for  the immediate  future will be met from  internally  generated  funds,  our operating line-of-credit with Wells Fargo. We have been considering  additional sources of equity and debt funding to continue our  consolidation  plan.  This funding will not  completely  enable us to  acquire  the number  and type of  companies  that interest us, so we will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan.

Inflation

     Although we cannot  accurately  anticipate  the effect of  inflation on our operations,  we do not  believe  that  inflation  has had,  or is  likely in the foreseeable  future to have, a material  effect on our results of  operations or financial condition.

Year 2000 Compliance

     The Year 2000 problem is the potential for system and  processing  failures of date-related  data arising from the use of two digits by computer  controlled systems,  rather than four digits,  to define the applicable  year. We completed our Year 2000 assessment in 1999 and have not experienced any material Year 2000 difficulties to date. Subsequent to 1999, we do not expect to incur any material costs related to Year 2000.  Since January 1, 2000, we have not  experienced any material  computer or operational  disruptions as a result of Year 2000 problems or otherwise.

Item 7.    Financial Statements.

                               FACTUAL DATA CORP.

                        Consolidated Financial Statements
                                December 31, 2000

                               FACTUAL DATA, CORP.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

     Consolidated Balance Sheet

     Consolidated Statements of Income (Loss)

     Consolidated Statement of Changes in Shareholders' Equity

     Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Factual Data Corp.
Loveland, Colorado

We have audited the  accompanying  consolidated  balance sheet of Factual Data
Corp.  and  Subsidiary as of December 31, 2000,  and the related  consolidated statements of income (loss),  changes in  shareholders'  equity and cash flows for the years ended December 31, 1999 and 2000. These  consolidated  financial
statements  are  the   responsibility   of  the  Company's   management.   Our
responsibility  is to  express  an  opinion  on these  consolidated  financial statements based on our audits.

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

In our  opinion,  the  consolidated  financial  statements  referred  to above present fairly, in all material  respects,  the financial  position of Factual
Data Corp.  and  Subsidiary  as of December  31, 2000 and the results of their operations  and their cash flows for the years  ended  December  31,  1999 and
2000 in conformity with generally accepted accounting principles.

                                             /s/Ehrhardt Keefe Steiner & Hottman PC
                                                Ehrhardt Keefe Steiner & Hottman PC
March 28, 2001
Denver, Colorado

                               FACTUAL DATA CORP.

                           Consolidated Balance Sheet
                                December 31, 2000

                                     Assets
Current assets
    Cash .......................................................   $    347,926
    Accounts receivable, net ...................................      4,149,820
    Prepaid expenses and other .................................        207,036
    Deferred income taxes ......................................        473,765
    Income tax refund receivable ...............................        987,558
                                                                   ------------
          Total current assets .................................      6,166,105
                                                                   ------------

Property and equipment, net ....................................      5,245,949

Intangibles ....................................................     27,173,678
Deferred income taxes ..........................................      4,010,032
Other assets ...................................................        204,333
                                                                   ------------
          Total other assets ...................................     31,388,043
                                                                   ------------

                                                                   $ 42,800,097
                                                                   ============
                      Liabilities and Shareholders' Equity

Current liabilities
    Line-of-credit .............................................   $  3,406,395
    Current portion of long-term debt ..........................      3,224,419
    Accounts payable ...........................................      4,166,744
    Accrued branch efficiency costs ............................      1,504,697
    Accrued payroll and expenses ...............................        440,703
    Deferred revenue ...........................................         37,850
                                                                   ------------
          Total current liabilities ............................     12,780,808
                                                                   ------------

Long-term debt .................................................     14,763,989
                                                                   ------------

Commitments

Shareholders' equity
    Preferred stock, 1,000,000 shares authorized; none
      issued and outstanding ...................................           --
    Common stock, 10,000,000 shares authorized;
      5,387,371 issued and outstanding .........................     22,532,809
    Accumulated deficit ........................................     (7,277,509)
                                                                   ------------
          Total shareholders' equity ...........................     15,255,300
                                                                   ------------

                                                                   $ 42,800,097
                                                                   ============
                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

                    Consolidated Statements of Income (Loss)

                                                         For the Years Ended
                                                             December 31,
                                                    ----------------------------
                                                         1999           2000
                                                    ------------    ------------
Revenue
    Information services ........................   $ 21,903,658    $ 28,453,013
    Ancillary income ............................      2,325,016       1,635,713
    System affiliates ...........................      1,601,388       1,172,480
                                                    ------------    ------------
          Total revenue .........................     25,830,062      31,261,206
                                                    ------------    ------------

Operating expenses
    Costs of services provided ..................     15,399,461      18,279,719
    Selling, general and administrative .........      4,907,378       8,131,984
    Acquisition consolidation costs .............      1,245,059         601,809
    Depreciation and amortization ...............      2,715,342       4,130,988
    Branch efficiency costs .....................           --         3,046,516
    One-time adjustment to intangible assets ....           --        11,798,674
                                                    ------------    ------------
          Total operating expenses ..............     24,267,240      45,989,690
                                                    ------------    ------------

Income (loss) from operations ...................      1,562,822     (14,728,484)

Other income (expense)
    Other income ................................        201,458         501,780
    Interest expense ............................       (579,668)     (1,542,028)
                                                    ------------    ------------
          Total other income (expense) ..........       (378,210)     (1,040,248)
                                                    ------------    ------------

Income (loss) before income taxes ...............      1,184,612     (15,768,732)

Income tax (expense) benefit ....................       (525,198)      5,610,502
                                                    ------------    ------------

Net income (loss) and comprehensive income (loss)   $    659,414    $(10,158,230)
                                                    ============    ============

Basic earnings (loss) per share .................   $       0.13    $      (1.89)
                                                    ============    ============

Basic weighted average shares outstanding .......      4,937,763       5,382,590
                                                    ============    ============

Diluted earnings (loss) per share ...............   $       0.13    $      (1.89)
                                                    ============    ============

Diluted weighted averages shares outstanding ....      5,219,140       5,382,590
                                                    ============    ============

                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

            Consolidated Statement of Changes in Shareholders' Equity
                 For the Years Ended December 31, 1999 and 2000

                                                                                      Retained
                                                             Common Stock             Earnings         Total
                                                     ----------------------------   (Accumulated    Shareholders'
                                                        Shares          Amount         Deficit)        Equity
                                                     ------------    ------------   ------------    ------------

Balance at December 31, 1998 .....................      3,551,346    $  8,614,705   $  2,221,307    $ 10,836,012

Shares retired from escrow account (Note 9) ......        (83,694)           --             --              --

Net proceeds of private placement offering (net of
 offering costs of $1,636,461) (Note 9) ..........      1,912,451      13,863,539           --        13,863,539

Net income for the year ended December 31, 1999 ..           --              --          659,414         659,414
                                                     ------------    ------------   ------------    ------------

Balance at December 31, 1999 .....................      5,380,103      22,478,244      2,880,721      25,358,965

Shares issued for employee stock purchases and
 exercise of employee stock options ..............          7,268          54,565           --            54,565

Net loss for the year ended December 31, 2000 ....           --              --      (10,158,230)    (10,158,230)
                                                     ------------    ------------   ------------    ------------

Balance at December 31, 2000 .....................      5,387,371    $ 22,532,809   $ (7,277,509)   $ 15,255,300
                                                     ============    ============   ============    ============

                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

                      Consolidated Statements of Cash Flows

                                                            For the Years Ended
                                                                December 31,
                                                        ----------------------------
                                                            1999            2000
                                                        ------------    ------------

Cash flows from operating activities
  Net income (loss) .................................   $    659,414    $(10,158,230)
                                                        ------------    ------------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
    Depreciation and amortization ...................      2,715,342       4,130,988
    Gain on sale of fixed assets ....................         (4,524)         49,725
    Gain on refinancing of debt .....................           --          (189,014)
    One-time adjustment to intangible assets ........           --        11,421,163
    Branch efficiency costs .........................           --         3,001,611
    Deferred income taxes ...........................         61,978      (4,907,828)
    Changes in operating assets and liabilities
      Accounts receivable ...........................       (743,516)       (486,726)
      Prepaid expenses and other ....................       (182,742)        148,495
      Income tax refund receivable ..................       (594,011)       (393,547)
      Other assets ..................................       (173,320)        100,906
      Accounts payable ..............................        873,993       1,067,065
      Accrued expenses ..............................         13,064        (527,988)
      Deferred revenue ..............................           --            37,851
                                                        ------------    ------------
                                                           1,966,264      13,452,701
                                                        ------------    ------------
         Net cash provided by operating activities ..      2,625,678       3,294,471
                                                        ------------    ------------

Cash flows from investing activities
  Purchases of property and equipment ...............     (2,836,128)     (2,007,751)
  Proceeds from short-term investments ..............      2,212,386            --
  Net cash used in the acquisition of businesses ....    (13,814,698)     (2,404,458)
                                                        ------------    ------------
         Net cash used in investing activities ......    (14,438,440)     (4,412,209)
                                                        ------------    ------------

Cash flows from financing activities
  Line-of-credit, net ...............................        500,000       2,906,395
  Principal payments on long-term debt ..............     (2,620,127)     (2,422,221)
  Net proceeds in private placement offering (net of
   offering expenses paid of $1,636,461 (1999)) .....     13,863,539            --
  Employee stock options exercised and employee stock           --            54,565
   purchases
  Loan origination costs ............................           --           (97,020)
                                                        ------------    ------------
         Net cash provided by financing activities ..     11,743,412         441,719
                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........        (69,350)       (676,019)

Cash and cash equivalents, at beginning of period ...      1,093,295       1,023,945
                                                        ------------    ------------

Cash and cash equivalents, at end of period .........   $  1,023,945    $    347,926
                                                        ============    ============

Continued on following page.

                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

                      Consolidated Statements of Cash Flows

Continued from previous page.

Supplemental disclosure of cash flow information:

      Interest  paid on borrowings  for the years ended  December 31, 1999 and
      2000 was $533,062 and $1,546,114 respectively.

      Cash paid for income  taxes for the years  ended  December  31, 1999 and
      2000 was $844,695 and $197,364 respectively.

Supplemental disclosure of non-cash investing and financing activities:

      During  1999 and 2000,  the  Company  financed  fixed  assets  purchases totaling  $700,902 and  $247,592  respectively,  with notes  payable and capital leases.

      During 2000, the Company acquired four companies for $2,404,458 cash and notes payable of $675,000 (Note 2).

                 See notes to consolidated financial statements.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Factual  Data Corp.  was  incorporated  in the state of Colorado in 1985.  The
Company was  established  for the purpose of  providing  information  services nationally  to  financial  lending  institutions  primarily  in  the  mortgage lending  industry.  In April of 1997, the  shareholders  of Factual Data Corp.
and Lenders Resources,  Incorporated exchanged all of their outstanding shares of common stock in exchange for 1.8 million  shares of common stock in a newly formed holding company called Factual Data Corp. (the Company).

The  Company  provides  information  services  to  lenders  from  its  Company
operated   offices  and  franchised  and  licensed  offices  through  numerous locations  throughout  the United States.  Franchised and licensed  offices of the Company are referred to as system  affiliates and related  revenue derived from such system affiliates is referred to as system affiliate revenues.

The Company's sophisticated  technology platforms used to develop new products and  services  allowed  the  Company to begin  providing  employee  background information  under  EMPfactsSM,  EMPfacts  QuickIDSM,  and  Resident  Qualifer
reports for employers and landlords.

Principles of Consolidation

The Company's  consolidated  financial  statements include the accounts of FDC
Acquisition,  Inc.  All  intercompany  accounts  and  transactions  have  been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the  statement  of cash flows,  the Company  considers  highly liquid  short-term  investments  with an original  maturity of three months or less to be cash  equivalents.  As of December 31,  2000,  balances of cash and cash equivalents at banking institutions  exceeded the federally insured limit by  approximately  $1,159,000.  The Company has not  experienced any losses in such  accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

Accounts Receivable

In the normal  course of business,  the Company  extends  unsecured  credit to virtually  all of its  customers  and system  affiliates  related to providing information  services.  The  Company's  customers  and system  affiliates  are located throughout the United States.

Because of the credit  risks  involved,  management  has provided an allowance for doubtful  accounts of approximately  $103,000,  which reflects its opinion of  amounts  that  will  eventually  become  uncollectible.  In the event of a complete default by the Company's customers or system affiliates,  the maximum exposure to the Company is the outstanding  accounts receivable balance at the date of default.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note  1 -  Organization  and  Summary  of  Significant  Accounting  Policies
(continued)

Property and Equipment

Property and  equipment  are stated at cost.  Depreciation  is computed  using the  straight-line  method based on the estimated  useful lives of the assets, which range from 3 to 39 years.

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

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note  1 -  Organization  and  Summary  of  Significant  Accounting  Policies
(continued)

Valuation of Long-Lived Assets

Prior to the  fourth  quarter  of 2000,  the  Company  assessed  valuation  of long-lived  assets  in  accordance  with  Statement  of  Financial  Accounting
Standards (SFAS) No. 121,  Accounting for the Impairment of Long-Lived  Assets
and  for  Long-Lived  Assets  to be  disposed  of.  The  Company  periodically evaluates  the  carrying  value of  long-lived  assets  to be held  and  used, including goodwill and other intangible assets,  when events and circumstances
warrant  such  a  review.   The  carrying  value  of  long-lived   assets  was
considered  impaired  when the  anticipated  undiscounted  cash flow from such assets,  separately  identifiable,  was less than it's carrying amount. A loss was  recognized  based upon the amount that the  carrying  value  exceeded the discounted cash flow of the long-lived asset.

In the fourth quarter of 2000,  the Company  changed its method of determining fair market  value from the  undiscounted  cash flow method to the  discounted cash flow method (Note 2).

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

Fair Value of Financial Instruments

The  carrying  amounts  of  financial  instruments  including  cash  and  cash
equivalents,   receivables,  prepaid  expenses, accounts payable  and  accrued expenses  approximate their fair values as of December 31, 2000 because of the relatively short maturity of these instruments.

The carrying  amounts of notes payable and debt  outstanding  also approximate their fair values as of  December  31, 2000  because  interest  rates on these
instruments   approximate  the  interest  rate  on  debt  with  similar  terms available to the Company.

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

                   Notes to Consolidated Financial Statements

Note  1 -  Organization  and  Summary  of  Significant  Accounting  Policies
(continued)

Recently Issued Accounting Pronouncements

In June 1998,  June 1999 and June 2000,  the  Financial  Accounting  Standards
Board (FASB) issued  Statement of Financial  Accounting  Standards  (SFAS) No.
133,  "Accounting  for Derivative  Instruments and Hedging  Activities,"  SFAS
137, "Accounting for Derivative  Instruments and Hedging Activities - Deferral
of the Effective  Date of FASB  Statement  No. 133" and SFAS 138,  "Accounting
for  Certain   Derivative   Instruments  and  Certain  Hedging  Activities  an
Amendment of FASB Statement No. 133." These  statements  establish  accounting and reporting standards requiring that every derivative instrument,  including certain  derivative  instruments  embedded in other contracts,  be recorded in the  balance  sheet  as  either  an asset or  liability  measured  at its fair value.  These  statements  require  that  changes  in  the  fair  value  of  a
derivative  be  recognized   currently  in  earnings   unless  specific  hedge
accounting  criteria  are  met.  SFAS  No.  133 is  effective  for all  fiscal quarters of all fiscal years  beginning  after June 15, 2000.  This  statement currently  has no impact on the financial  statements  of the Company,  as the
Company  does  not hold  any  derivative  instruments  or  participate  in any hedging activities.

On February 14, 2001,  the FASB issued an exposure  draft  entitled  "Business
Combination  and  Intangible  Assets - Accounting  for  Goodwill."  Under this proposed  statement,  with its effective  date,  corporations  would no longer amortize  goodwill.  Goodwill  would be  tested  for  impairment  when  events occurred  that would  reasonably  dictate that an  impairment  of goodwill may have occurred.  The results on the financial  statements would not be material to the year ended December 31, 2000.

Reclassifications

Certain  amounts in the 1999 financial  statements  have been  reclassified to conform to the 2000 presentation.

Note 2 - One Time Adjustment to Intangible Assets

During the fourth quarter of 2000, the Company  elected to change its accounting policy in assessing its intangible  assets from one based on  undiscounted  cash flows to a policy which utilizes  discounted  cash flows.  The Company  believes that the use of a discounted approach is preferable as it is consistent with the methodology  utilized by management  in making  investment  decisions  regarding acquisitions.  In applying this  discounted  approach the Company  evaluates its aggregate  intangible assets individually on a reporting unit basis in assessing recoverability of net capitalized  amounts.  In determining the appropriate rate at which to  discount  future  cash flows of each  reporting  unit,  the Company reviews  internal and market  factors to estimate the industry or market rate of return required for similar investments.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 2 - One Time Adjustment to Intangible Assets (continued)

This change in accounting  policy  resulted in the Company  recording a one-time adjustment to its intangible assets of approximately  $11,799,000,  or $2.19 per share, before the effect of income taxes, and approximately $7,398,000, or $1.37 per share, on the Company's net loss after taxes.

Note 3 - Branch Efficiency Costs

During the fourth quarter of 2000, the Company  committed to combine  several of its  branch  offices  for  efficiency  purposes.  Management  believes  that the strategic  decision to combine several of its offices will result in significant future  savings  to the  Company  by  efficiencies  created  through  the use of technology.  This  combination was possible due to the completion and maturation of its  technology  center.  The Company has recorded a charge of  approximately
$3,046,000  related to the plan to improve  branch office  efficiencies.  Of the costs accrued and written off  associated  with these branch  efficiency  costs,
$1,344,000  related  to  future  operating  lease  payments  for  office  space,
telecommunications  and  office  equipment,   $1,496,000  related  to  leasehold
improvements,  furniture  and  equipment  which was  abandoned or reduced to net realizable  value,  and  $206,000  of costs  related  to  severance,  moving and relocation.

Note 4 - Acquisition of Assets

In fiscal year 2000, the Company purchased the assets of four businesses.  These transactions  have been  accounted  for as purchases.  Amortization  of acquired covenants  not to  compete  are over the life of the  agreements  of two to five years.  Customer lists acquired are amortized over fifteen years.  Subsequent to
December 31, 2000, the Company acquired the assets of one business.

The  aggregate  purchase  price  of the  Company's  2000  acquisitions  has been allocated to the assets purchased based on the fair market values on the date of acquisition, as follows:

   Computer equipment, furniture and fixtures               $  164,000
   Prepaid expenses and other assets                             4,250
   Non-compete agreements                                       80,000
   Intellectual property                                       175,000
   Customer lists                                            2,656,208
                                                            ----------
        Subtotal                                             3,079,458
   Notes payable issued                                       (675,000)
                                                            ----------

   Cash paid                                                $2,404,458
                                                            ==========

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 4 - Acquisition of Assets (continued)

The  following  table  depicts the  unaudited pro forma results of the Company giving  effect to its 2000  acquisitions  as if they  occurred  on  January 1,
1999.  The unaudited pro forma  information is not  necessarily  indicative of the results of  operations of the Company had these  acquisitions  occurred at the  beginning of the years  presented,  nor is it  necessarily  indicative of future results.

                                                                  Years Ended
                                                                  December 31,
                                                         -----------------------------
                                                             1999              2000
                                                         ------------      -----------

Revenue                                                   $30,057,438       $34,572,186
                                                          ===========       ===========

Net income (loss)                                         $  791,397        $(9,992,028)
                                                          ==========        ===========

Basic earnings (loss) per share                           $      .16        $     (1.86)
                                                          ===========       ===========

Diluted earnings (loss) per share                         $      .15        $     (1.86)
                                                          ===========       ===========

The  Company  pays an  entity  owned  by a  stockholder  a  commission  on all successfully  completed business  acquisitions in which the entity is actively involved.  During the years  ended  December  31,  1999 and 2000,  the Company paid related commissions on successful business  acquisitions of approximately
$245,000 and $30,000, respectively.

Note 5 - Property and Equipment

Property and equipment at December 31, 2000 consists of the following:

     Computer equipment and software                                       $4,276,876
     Furniture and fixtures                                                 2,520,855
     Software development costs                                             2,277,602
     Leasehold improvements                                                   478,641
     Vehicles                                                                 140,990
                                                                           ----------
                                                                            9,694,964
        Less accumulated depreciation                                      (4,449,015)
                                                                           ----------

                                                                           $5,245,949
                                                                           ==========

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 6 - Intangible Assets
--------------------------

Intangible assets at December 31, 2000 consist of the following:

        Customer lists (Note 2)             $ 21,745,034
        Goodwill                                   8,771
        Covenants not to compete (Note 2)      1,459,121
        License agreements                     7,763,845
        Intellectual property (Note 2)           452,902
        Loan origination costs                    97,020
                                            ------------
                                              31,526,693
           Less accumulated amortization      (4,353,015)
                                            ------------

                                            $ 27,173,678
                                            ============

Note 7 - Line-of-Credit

The line-of-credit at December 31, 2000 consists of the following:

$6,000,000  line-of-credit,  interest payable at 9.5625% principal and unpaid  interest  due April 2001.  The  line-of-credit  requires  the
 Company to meet certain  financial  restrictive  covenants.  The line is  collateralized  by  substantially  all the assets of the Company.
 The Company amended its credit facility  agreement on March 27, 2001,
 which among other things amended certain financial covenants.             $3,406,395
                                                                           ==========

Note 8 - Long-Term Debt and Long-Term Obligations

Long-term  debt and other  long-term  obligations at December 31, 2000 consist of the following:

Term note payable to Wells Fargo,  comprised of various  notes,  which were consolidated and refinanced  during 2000.  Monthly principal and interest  payments  total  $97,396.  Note matures May 2005.  Interest at 9.75%.  The  Company  amended  its credit  facility  agreement  on
 March 27, 2001,  which among other things amended  certain  financial
 covenants.                                                               $ 3,533,333

Notes  payable  to  corporations  and  individuals   incurred  in  the
 acquisition  of several  businesses.  Monthly  principal and interest payments total $37,381 and quarterly  principal and interest payments total  $319,186,  through  November 2005.  Interest ranges up to 11%.
 Notes are  collateralized by security  agreements and assets acquired
 in the acquisitions.                                                       3,385,789

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 8 - Long-Term Debt and Long-Term Obligations (continued)

Note  payable  to  a  financial  institution.  Monthly  principal  and interest  payment of $646.  Note  matures in October  2003.  Interest
 at 7.7%. Note is collateralized by an automobile.                             19,562

Various  capital  leases  with  monthly  payments   totaling  $40,019,
 including  interest and expiring  through March 2005.  Collateralized by office  furniture  and  equipment.  The net book value at December
 31,  2000 for the  fixed  assets  leased  amounted  to  approximately
 $1,468,687.                                                                1,253,346

Leases  payable for affiliate  service  agreement  leases  expiring in
 April and November  2005.  Monthly  principal  and interest  payments
 total  $161,384.  Interest at 9.985%                                       9,796,378
                                                                          -----------
                                                                           17,988,408
   Less current portion                                                    (3,224,419)
                                                                          -----------

                                                                          $14,763,989
                                                                          ===========

As of December 31, 2000,  future  maturities of long-term  obligations  are as follows:

                                      Long-term     Capital     License
Year ending December 31,                 Debt       Leases     Agreements       Total
                                      ----------   ---------   ----------    ----------

          2001                        $1,856,617   $ 472,473   $1,003,538    $3,332,628
          2002                         1,677,226     472,473    1,867,889     4,017,588
          2003                         1,641,731     412,386    2,648,620     4,702,737
          2004                         1,324,196     215,503    2,953,139     4,492,838
          2005                           438,914       1,499    1,323,192     1,763,605
                                      ----------   ---------   ----------    ----------
                                       6,938,684   1,574,334    9,796,378    18,309,396
          Less amount representing
           interest                           -     (320,988)          -       (320,988)
                                      ----------   ---------   ----------    ----------
          Total principal              6,938,684   1,253,346    9,796,378    17,988,408
          Less current portion        (1,856,617)   (364,264)  (1,003,538)   (3,224,419)
                                      ----------   ---------   ----------    ----------

                                      $5,082,067   $ 889,082   $8,792,840    $14,763,989
                                      ==========   =========   ==========    ===========

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 9 - Shareholders' Equity

Private Placement Offering

In March and April of 1999,  the  Company  completed  a private  placement  of
1,912,451  shares of its common stock and raised  $15,500,000  million  gross,
$13,863,539  net, which was used in its  continuing  acquisition  program.  An agent  earned  warrants  to purchase  55,641  shares of the  Company's  common stock.

Warrants and Options

The Company has reserved  (i) 1.5 million  shares of Common Stock for issuance on exercise of 1.5 million  warrants issued with respect to its initial public offering,  (ii)  120,000  shares of Common  Stock for  issuance on exercise of options granted to the Company's  underwriters of its initial public offering,
(iii)  55,641  shares  of common  stock for  issuance  on  exercise  of 55,641 warrants  with respect to the  Company's  private  placement  and (iv) 200,000 shares of Common  Stock for  issuance on exercise of options  issued under the
Company's  1997  Stock  Incentive  Plan  (the  "ISOs"),  of which  options  to purchase  36,500  shares  had been  granted  as of  December  31,  2000.  With respect to the Warrants,  (a) 1.38 million have an exercise price of $7.15 per share and do not expire until May 13, 2001 (the  "Redeemable  Warrants");  and
(b) 120,000 have an exercise  price of $9.15 per share and do not expire until
May 13,  2002.  Commencing  on May 13, 1999,  the  Redeemable  Warrants may be
redeemed  by the  Company,  in whole  but not in part,  at a price of $.05 per
Redeemable  Warrant at such time as the closing bid price of the Common  Stock equals or exceeds  $10.73  (150% of the  exercise  price)  for 20  consecutive trading  days.  The  Underwriter  Options have an exercise  price of $7.04 per share  and  do  not  expire  until  May  13,  2004.  The  warrants  issued  in connection  with the Company's  1999 private  placement have an exercise price of $8.08 per share and expire on April 1, 2004.

On March  1,  2000,  as  amended  in  September  2000,  in  connection  with a consulting  agreement  to provide  investor  relations  services,  the Company granted an investor  relations firm stock purchase warrants with the following terms:

          Description   Number of Warrants    Exercise Price             Term
   ---------------------------------------  ---------------- -------------------------
  Series A Warrants           40,000               9.00      September 30, 2000 - 2003
  Series B Warrants           60,000              11.00      September 30, 2000 - 2003
                         ----------------     -------------
                             100,000          $9.00 - $11.00 September 30, 2000 - 2003

The warrants  become  exercisable by the holder only once the Company's  stock
trades   at  the   specified   exercise   price  for  20   consecutive   days.
Additionally,  the warrants provide for certain performance  criteria directly related to raising capital to be met prior to being exercisable.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 9 - Shareholders' Equity (continued)

Stock Option Plans

     Management of the Company has adopted the 1997 Stock Incentive Plan whereby the Board of Directors can issue both tax qualified and nonqualified  options to officers,  employees,  consultants and others. Under the plan, 200,000 shares of the  Company's  stock is reserved  for  options to be issued in the future.  The
Company issued 22,000 shares to employees and 10,000 shares to outside directors under the plan in connection  with its IPO. The Company also issued 5,000 shares to an employee in 1999 under the plan.  These  shares  vest  equally  over three years from the date of grant. The Company has 35,833 options  outstanding  under the plan at December 31, 2000.

Effective  January 1, 2000,  the  Company  also  established  the 1999  Employee
Formula  Award Stock Option Plan (the Plan).  The Company has  reserved  400,000 shares of its Common Stock for issuance  upon the exercise of options  available for grant under the Plan. Employees who have been employed by the Company or one of its  affiliates  for at least one year and  employees  who are  designated as full-time are eligible for this Plan.  The options vest equally over five years.
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

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 9 - Shareholders' Equity (continued)

The following summarizes the activity under the Company's stock option plans:

                                 Number of       Exercise
                                   Shares         Price            Expiration
                                -----------   ------------   -----------------------

Balance at December 31, 1998         31,500      5.50 - 6.50 May 2001 - June 2001

Stock options granted                 5,000            8.00  September 2009

Stock options canceled                   -              -             -
                                 ----------    -----------

Balance at December 31, 1999         36,500      5.50 - 8.00 May 2001 - September 2009

Stock options exercised                (667)           5.50  May 2001 - June 2001

Stock options granted                    -              -             -

Stock options canceled                   -              -             -
                                 ----------    -----------

Balance at December 31, 2000         35,833    $ 5.50 - 8.00 May 2001 - September 2009
                                 ==========    =============

The  weighted  average  exercise  price at December 31, 2000 was $5.98 and the weighted average remaining  contractual life of the Company's options was 2.53 years.

The Company has  adopted  the  disclosure  only  provisions  of  Statement  of
Financial   Accounting   Standards  No.  123,   Accounting   for   Stock-Based
Compensation  (SFAS 123). Had the Company  determined  compensation cost based on the fair value at the grant date for its stock  options under SFAS No. 123, there  would not be a material  effect on 1999 net income,  respectively.  The fair value of each grant  option is  estimated  on the date of grant using the
Black-Scholes   option-pricing  model  with  the  following  weighted  average assumptions  used for grants:  dividend  yield of 0%;  expected  volatility of
42%; discount rate of 5.5% and expected lives of 10 years.

Note 10 - Business Segments

Operating  results and other  financial  data are  presented for the principal business  segments of the Company  for the years ended  December  31, 1999 and
2000.  Total revenue in one business  segment  includes  information  services which represent sales by Company  operated  territories,  in another  segment, ancillary  revenues,  the third segment consists of system affiliate  revenue, as reported in the Company's consolidated financial statements.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 10 - Business Segments (continued)

Identifiable assets by business segment are those assets used in the
Company's operation of each segment.

                                Information     Ancillary     System
                                  Services        Income     Affliates      Totals
                                -------------  ------------  ---------   ------------
December 31, 1999
-----------------
Net sales                       $21,903,658   $ 2,325,016   $ 1,601,388   $25,830,062
Cost of services                $14,029,694   $      --     $ 1,369,767   $15,399,461
Gross profit                    $ 7,873,964   $ 2,325,016   $   231,621   $10,430,601
Total assets                    $37,607,690   $      --     $ 2,084,785   $39,692,475
Depreciation and amortization   $ 2,564,018   $      --     $   151,324   $ 2,715,342
Capital expenditures (1)        $ 2,689,324   $      --     $   847,706   $ 3,537,030

December 31, 2000
-----------------
Net sales                       $28,453,013   $ 1,635,713   $ 1,172,480   $31,261,206
Cost of services                $17,583,925   $      --     $   695,794   $18,279,719
Gross profit                    $10,869,088   $ 1,635,713   $   476,686   $12,981,487
Total assets                    $40,735,682   $      --     $ 2,064,415   $42,800,097
Depreciation and amortization   $ 3,870,058   $      --     $   260,930   $ 4,130,988
Capital expenditures (1)        $ 2,010,838   $      --     $   244,505   $ 2,255,343

(1) Includes capital lease additions.

Note 11 - Income Taxes

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

The components of the provision for income tax expense (benefit) for the years ended December 31, 1999 and 2000 are as follows:

                                  December 31,
                           --------------------------
                               1999           2000
                           -----------    -----------

        Current            $   463,220    $  (702,674)
        Deferred                61,978     (4,907,828)
                           -----------    -----------

                           $   525,198    $(5,610,502)
                           ===========    ===========

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 11 - Income Taxes (continued)

The  deferred  income  tax  assets  and  liabilities   result  primarily  from
differing  depreciation and amortization periods of certain assets,  including one-time  adjustments  not  currently  deductible  for  tax  purposes  and the recognition of certain expenses for financial  statement  purposes and not for tax purposes.

The net current and  long-term  deferred tax assets and  (liabilities)  in the accompanying balance sheet include the following items at December 31, 2000:

   Current deferred tax asset                               $   595,851
   Current deferred tax liability                              (122,086)
                                                            -----------

                                                            $   473,765
                                                            ===========

   Long-term deferred tax asset                             $ 4,518,823
   Long-term deferred tax liability                            (508,791)
                                                            -----------

                                                            $ 4,010,032
                                                            ===========

Rate Reconciliation

The  reconciliation  of income tax expense by applying  the Federal  statutory tax rates to the Company's effective income tax rate is as follows:

                                                                    December 31,
                                                           --------------------------
                                                               1999           2000
                                                           -----------     ---------

Federal statutory rate                                            34.0%           34.0%
State tax on income, net of federal income tax benefit            3.3             3.3
Research tax credits                                              -               -
Other, net (1)                                                    7.0            (1.7)
                                                            ---------       ---------

                                                                  44.3%           35.6%
                                                            ==========      ==========

(1) 2000  reflects  a full  year of  non-deductible  amortization  from a 1998 business acquisition.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 12 - Commitments

During  1998,  the  Company  relocated  its  corporate  office and began a new
20-year lease. The lease is an operating lease  agreement,  which provides for monthly  payments  ranging from $23,483 to $35,714 over the term of the lease, which  expires  March 2018.  In fiscal year 2000,  the Company  expanded  into additional  office space.  Monthly rental  payments for the  additional  space range from  $18,383 to $27,959  over the lease term.  These rents are included in the  minimum  annual  lease  payment  schedule.  Rent  expense  under  this operating lease and the previous corporate office lease totaled  approximately
$1,365,000  and  $502,391  for the years  ended  December  31,  1999 and 2000, respectively.

The Company assumed  various other  operating  leases for equipment and office space in connection  with its business  acquisitions  described in Note 2. The leases have  expiration  dates  ranging  from 1999 to 2003.  Payments on these leases totaled $1,405,669 and $1,131,114 in 1999 and 2000, respectively.

Future  minimum  annual lease  payments on  equipment  and office space are as follows:

      Year Ended December 31,
      -----------------------

               2001                                         $ 1,542,970
               2002                                           1,471,105
               2003                                           1,468,842
               2004                                           1,443,427
               2005                                           1,218,856
               Thereafter                                    10,434,835
                                                            -----------

                                                            $17,580,035
                                                            ===========

The  Company is subject  from time to time to legal  proceedings  and  claims, which arise in the  ordinary  course of its  business.  The  Company  believes that the final  disposition  of such matters will not have a material  adverse effect on the financial position or results of operations of the Company.

The  Company  maintains  a  self-insured  medical  insurance  program  for its employees.  The Company  reimburses  employees for qualified  medical services up to $10,000 per employee per plan year.

Note 13 - Employee Benefit Plan

The Company  adopted a 401(k) plan effective  November 1, 1998.  Participation is voluntary  and employees  are eligible to  participate  at age 21 and after one month of  employment  with the  Company.  The  Company  matches 50% of the employee's contribution up to 4% of the employee's salary.

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 13 - Employee Benefit Plan (continued)

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

The Company  contributed  $98,508 and $138,895 to the Plan for the years ended
December 31, 1999 and 2000, respectively.

Note 14 - Earnings Per Share

The following is a  reconciliation  of the numerators and  denominators of the basic and diluted earnings per share (EPS) computations:

                                                For the Year Ended December 31, 2000
                                        ---------------------------------------------
                                           Income           Shares          Per-Share
                                         (Numerator)     (Denominator)        Amount
                                        --------------- ------------------  ----------

Net income                               $ (10,158,230)            -

Basic EPS
  Weighted average beginning shares
   outstanding (net of escrow shares                -       5,380,103
   retired)
  Weighted average stock option
   exercises and stock purchase plan                -           2,487
                                         -------------  -------------
   shares
  Income available to common               (10,158,230)     5,382,590   $      (1.89)
                                                                        ============
   stockholders

Effect of dilutive common stock
  Options                                           -              -
  Warrants                                          -              -

Diluted EPS
  Income available to common
   stockholders plus assumed             $ (10,158,230)     5,382,590   $      (1.89)
                                         =============  =============   ============
   conversions

                               FACTUAL DATA CORP.

                   Notes to Consolidated Financial Statements

Note 14 - Earnings Per Share (continued)

                                              For the Year Ended December 31, 1999
                                         --------------------------------------------
                                           Income           Shares          Per-Share
                                         (Numerator)     (Denominator)        Amount
                                        --------------- ------------------  ----------

Net income                                $    659,414

Basic EPS
  Weighted average beginning shares
   outstanding (net of escrow shares
   retired)                                         -        3,467,652
  Weighted average private placement
   shares issued                                    -        1,470,111
                                          ------------   -------------
  Income available to common                   659,414       4,937,763   $         .13
                                                                         =============
   stockholders

Effect of Dilutive Common Stock
  Options                                           -           33,888
  Warrants                                          -          247,489

Diluted EPS
  Income available to common
   stockholders plus assumed              $    659,414       5,219,140   $         .13
                                          ============   =============   =============
   conversions

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

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

      The following sets forth certain information as of March 31, 2001 with respect to each of our directors and executive officers:

Name                    Age                           Position
----                    ---                           --------

J. H. Donnan            55                Chairman of the Board and
                                          Chief Executive Officer

James N. Donnan         29                President and a Director

Todd A. Neiberger       36                Chief Financial Officer and a
                                          Director

Russell E. Donnan       36                Chief Information Officer and
                                          Corporate Secretary

Robert J. Terry         60                Director

Abdul H. Rajput         54                Director

Daniel G. Helle         39                Director

J. Barton Goodwin       53                Director

     Our Articles of Incorporation provide for a Board of Directors, the size of which is set by the Board of Directors.  The current Board of Directors consists of seven members. Election to our Board of Directors is staggered so that:

      --    two directors (Messrs. J.H. Donnan and Helle) were elected for terms expiring at our 2001 annual meeting

      --    two directors (Messrs. Rajput and Terry) were elected for terms expiring at our 2002 annual meeting

      --    three directors (Messrs. James Donnan, Neiberger and Goodwin)
            were elected for terms expiring at our 2003 annual meeting

     In connection with a private placement of our securities completed in April
1999,  the four members of the Donnan family agreed to vote for CIVC Fund L.P.'s nominee (currently Mr. Helle) as a director so long as the Fund owns a number of shares equal to or greater than 5% of our then outstanding  shares.  See Item 11 below.

     J.H. Donnan,  Chairman of the Board,  Chief Executive Officer and member of the  Compensation  Committee,  founded  Factual  Data  in  January  1985.  He is responsible  for oversight of corporate  development  and services,  operations, technical  development,  and policies and procedures.  Mr. Donnan's early career experience  includes 15 years in financial services where he was responsible for lending and  servicing a  multi-hundred-million-dollar  portfolio  and  managing geographically  diverse branches with many employees.  Mr. Donnan was a founding member and past president of the National Credit Reporting Association,  a trade association established to promote ethical standards and fair competition within the  credit  reporting  industry.  Mr.  Donnan is  currently  a board  member of
Associated  Credit  Bureaus,  Inc.  (ACB), an  international  trade  association representing  consumer credit,  mortgage reporting,  collection service,  tenant screening and employment reporting companies.

     James N. Donnan,  President  (since July 1, 2000) and a Director,  has been employed  by us on a  full-time  basis  since  1994,  and  prior to  that,  on a part-time  basis since 1986. He is  responsible  for  management of our internal operations.  His duties also include overall sales,  growth and customer service development.  Mr. Donnan graduated from Colorado State University in 1994 with a degree in history.

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
P.C.,  and from 1991  through  1993 he served as the tax manager for  Krutchen &
Co., both Fort Collins,  Colorado-based  certified public accounting firms. From
1988  through  1990 he was employed  with Lemke,  Feis & Co.,  P.C., a certified public  accounting firm, as a staff and senior level accountant in the audit and tax department.  Mr. Neiberger is a Certified Public  Accountant and a member of the Colorado Society of Certified Public  Accountants and the American Institute
of Certified Public Accountants.

     Russell E. Donnan, Chief Information Officer and Corporate Secretary (since
July 1, 2000),  has been employed by us since August 1993. He is responsible for technical project  management for software and support services.  Before joining us, he was a senior design engineer at Apple Computer in the Power Book division from February 1992 to August 1993. He is experienced in the super computer field and was previously  employed by Convex  Computer  (1990-1992)  and as a founding member and employee of Key  Computer  (1988-1990),  now a  subsidiary  of Amdahl
Corporation.  Mr. Donnan graduated from The Ohio State University in 1987 with a
Bachelor of Science degree in electrical engineering.

     Robert J. Terry has been a Director  since February 1998 and is a member of the Audit and Compensation  Committees.  From February 1994 to his retirement in
January  1998,  Mr. Terry served as a director,  president  and chief  operating officer of Mail-Well, Inc., a publicly traded envelope manufacturer and printing company.  Prior to his  Mail-Well  experience,  he was  associated  with Georgia
Pacific and its predecessor companies in various management positions, including
Executive Vice President of its envelope division and as regional vice president for Butler  Paper.  Mr.  Terry is a graduate of DePaul  University,  Bachelor of
Science degree in business,  and the University of Michigan's Advanced Executive
Program at the University of Michigan in 1988.

     Abdul H. Rajput has been a Director  since February 1998 and is a member of the Audit and  Compensation  Committees.  From 1991 to September  1998,  Bank of
America, a federal savings bank and a subsidiary of Bank America Corp., where he held the position of executive vice president, administrative services, employed
Mr. Rajput in San Diego,  California.  Presently,  Mr. Rajput is executive  vice president of national  operations of GreenPoint Credit Corp. From 1990 and until its acquisition by us in August 1998, Mr. Rajput owned and operated Factual Data
Minnesota,  Inc., one of our former  franchises  which operates in Minnesota and
Iowa.  From 1980 to 1989,  Green Tree  Financial  Corp.,  St.  Paul,  Minnesota,
employed Mr. Rajput  initially as vice  president and then senior vice president for  administration.  Mr.  Rajput  obtained  a  Bachelor  of  Science  degree in
Mathematics  and a Master of Science degree in Statistics from the University of
Sind, Pakistan, in 1968 and 1970, respectively.

     Daniel G.  Helle has been one of our  directors  since  March 1999 and is a member of the Compensation  Committee and Audit Committee Chairman.  Since 1992,
Mr. Helle has been a Managing  Director of CIVC  Partners  and its  predecessor,
Continental Illinois Venture Corporation, a private equity investment subsidiary of Bank of  America.  From  1989 to 1992,  Mr.  Helle  was a vice  president  of
Continental  Illinois  Venture  Corporation.  Mr.  Helle is also a  director  of several private companies.  Mr. Helle obtained a Bachelor of Science degree from
Western  Illinois  University in 1982 and a Master of Science  degree in Finance from the University of Illinois in 1984.

     J. Barton  Goodwin  has been one of our  directors  since July 1999.  Since
1986,  Mr. Goodwin has been a General  Partner of BCI Partners,  Inc., a private capital  investment  group.  He is also a director of BKF Capital  Group Inc. an asset  management  company  traded on the NYSE. He is also a director of several private companies. In addition, Mr. Goodwin serves as an Advisor of the business school at  Washington & Lee  University.  From 1974 to 1986,  Mr.  Goodwin was a
shareholder  and Vice  President  with  Kidder,  Peabody  & Co.,  Inc.  where he performed  corporate finance  services.  Mr. Goodwin graduated from Washington &
Lee University  with a degree in Business  Administration  and he obtained a MBA from Columbia University.

     Russell and James Donnan are sons of J.H. Donnan.

Director Compensation

     Our directors who are also employees do not receive any fixed  compensation for their services as directors while non-employee  directors  presently receive compensation of $7,500 annually plus a $500 travel allowance per meeting.

Board Meetings and Committees

     Our Board of Directors had six meetings  during 2000.  One Director,  Abdul
Rajput,  attended  fewer than 75 percent of the aggregate of the total number of meetings of our Board and the total number of meetings held by all committees of the Board on which he served.  We also acted on several  resolutions  by written consent after telephonic conferences. Our Board of Directors has two committees.
The following  describes the function and  membership of each  committee and the number of times it met with respect to fiscal 2000:

                          AUDIT COMMITTEE--ONE MEETING

     We have adopted an Audit Committee  Charter which was attached to our Proxy
Statement for our Annual  Meeting held July 28, 2000.  The Charter  requires our
Audit  Committee  to  undertake a variety of  activities  designed to assist our
Board of Directors in  fulfilling  its  oversight  role  regarding our auditors'
independence,  our financial reporting process,  our systems of internal control and compliance with applicable  laws,  rules and  regulations.  The Charter also makes it clear that the independent  auditors are ultimately  accountable to the
Board of Directors and the Audit Committee, not management.

     The members of our Audit  Committee  for the year 2000 were Messrs.  Helle,
Rajput and Terry.

                       COMPENSATION COMMITTEE--ONE MEETING

     The  function  of our  Compensation  Committee  is review and  approval  of compensation and benefit programs for key executives and  administration  of our stock options plans.  The  Compensation  Committee  endeavors to ensure that the compensation  program for our executive  officers is effective in attracting and retaining key executives  responsible for our success and is tailored to promote our long-term  interests  and that of our  stockholders.  Our executive  officer compensation  program in the fiscal year 2000 was principally  comprised of base salary and  long-term  incentive  compensation  in the form of  incentive  stock options or non-qualified stock options.

     The  members  of our  Compensation  Committee  for 2000 were  Messrs.  J.H.
Donnan,  Helle, Rajput and Terry, all of whom are non-employee  directors except
Mr. Donnan who is our Chief  Executive  Officer.  No member of the  Compensation
Committee is an executive  officer or director of another entity for whom any of our executive officers serves as a director or officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on review of the record,  we believe that all reports  required to be filed by our officers,  directors and principal shareholders under Section 16(a)
of the Securities  Exchange Act of 1934 have been duly filed except that each of
J. H. Donnan, Russell E. Donnan, James N. Donnan and Todd Neiberger were late in filing a Form 5 with respect to an option granted in 2000 under our stock option plan.

Item 10.    Executive Compensation.

     The following table sets forth  compensation  we have paid to J.H.  Donnan, our Chief Executive Officer,  for services rendered during fiscal 2000, 1999 and
1998 and each person  serving as an executive  officer during the reported years receiving compensation in excess of $100,000 during any of those years.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation               Long-Term Compensation
                                                             ---------------------------------
                                                                  Awards           Payouts
                         ---------------------------------   ---------------------------------
                                                                          Securities
                                                   Other                    Under-
                                                   Annual     Restricted     lying                  All
                                                   Compen      Stock       Options/     LTIP       Other
   Name and       Fiscal  Salary      Bonus        sation     Award(s)       SARs      Payouts    sation*
Principal Pos.     Year     ($)         ($)          ($)         ($)          (#)        ($)        ($)
---------------   ------ --------    ---------     --------   ---------   ----------   --------  ----------
J.H. Donnan
Chief Executive    2000   172,414        --           --          --         7,644         --      3,998
Officer

                   1999   107,554        --           --          --          4,202        --      2,624

                   1998   105,100       9,300         --          --            --         --      3,061

Russell E. Donnan
Chief              2000   124,609        --           --          --          3,597        --      1,719
Information
Officer

                   1999    88,659        --           --          --          2,143        --      1,781

                   1998    82,331        --           --          --            --         --      1,071

James N. Donnan
President          2000    99,355        --           --          --          4,247        --      2,139

                   1999    72,986        --           --          --          2,629        --      1,808

                   1998    75,430        --           --          --            --         --      1,604

* Consists of certain health and accident insurance benefits and automobile expense reimbursements.

Our 1997 Stock Incentive Plan

     In April 1997, we adopted our 1997 Stock Incentive Plan. The purpose of the plan is to provide continuing incentives to our key employees, which may include officers  and  members  of our  Board of  Directors.  The Stock  Incentive  Plan
provides for 200,000 shares of common stock available for grant under the plan.

     The plan is  administered  by the  Compensation  Committee  of our Board of
Directors.  Subject  to  the  terms  of the  plan,  the  Compensation  Committee determines:

      --    the persons to whom awards are granted
      --    the type of award granted
      --    the number of shares granted
      --    the vesting schedule
      --    employment requirements or performance goals relating to
            restricted stock awards
      --    the type of consideration to be paid upon exercise of options
      --    the terms of any option, which cannot exceed ten years

     The  exercise  price may be paid in cash,  in shares  of our  common  stock valued at fair market value at the date of exercise, by delivery of a promissory note or by a combination  of such means of payment,  as may be determined by our
Compensation Committee.

     As of March 1, 2001,  options to purchase  approximately  49,000  shares of common stock had been granted to several of our employees and two  non-executive directors at an average exercise price of $6.3527 per share.

Our 1999 Employee Stock Purchase Plan

     Our 1999 Employee Stock Purchase Plan was adopted in October 1999.  Most of our full-time employees, including our officers, who work for us are eligible to participate  in the Purchase  Plan,  and it is intended  that the Purchase  Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Code.

     The  purpose of the  Purchase  Plan is to  provide  our  employees  with an opportunity to purchase our common stock through accumulated payroll deductions.
We  believe  that the  Purchase  Plan  helps  create in our  employees  a direct interest  to  increase  shareholder  value  and  provide  them  with  additional compensation.  The Purchase Plan is administered by our Board of Directors,  and the Purchase Plan grants the administrator  broad powers,  including the ability to amend the plan,  subject to tax laws which require  shareholder  approval for limited types of material  amendments,  such as increasing  the number of shares available under the plan.

     The Purchase  Plan  provides  eligible  employees the right to purchase our common  stock on a quarterly  basis  through  payroll  deductions.  Up to 75,000 shares of our common  stock are  reserved  under the plan.  These  shares may be
adjusted   pro   rata  in  case   of   stock   splits,   dividends,   or   stock
reclassifications.  We have  registered  the  shares  with  the  Securities  and
Exchange  Commission so that they will be freely  tradeable  when  purchased and issued to eligible employees, although by law, our executive officers, directors and significant shareholders will be subject to resale limitations on the number of shares that they can sell. The right to purchase  shares will not begin until the shares are  registered.  The price per share of the common  stock  under the plan is 90% of the  closing  price on the last  trading  day of the  quarter for which shares are purchased.  Most full-time  employees that complete one year of employment are eligible to participate in the Purchase Plan.

     As of March 1, 2000, we had issued 6,601 shares under this plan.

Our 1999 Employee Formula Award Stock Option Plan

     We also have a 1999 Employee  Formula  Award Stock Option Plan.  All of our
full-time employees who have worked for us or one of our designated subsidiaries for at least one year are eligible to participate in the Formula Award Plan. The
Formula  Award Plan is  administered  by either our Board of  Directors  or by a committee  of the Board of  Directors,  and the  Formula  Award Plan  grants the administrator broad powers, including the ability to amend the plan.

     The purpose of the Formula Award Plan is to provide our  employees  with an opportunity  to acquire our common stock  pursuant to options  granted under the plan.  The options will  automatically  be issued  under the Formula  Award Plan based on a formula  which takes into account both an  employee's  salary or wage and number of years of service.

     Up to 400,000  shares of our common  stock may be issued  under the Formula
Award Plan upon the  exercise of options  granted to eligible  employees.  As of
March 1, 2001, we had issued 222,730 options to purchase shares under this plan.

      An eligible employee is a person who:

o     has been employed with us or with another company we acquire for at least one year; and
o     is a full-time employee at the time of grant.

     Subject to the  discretion of the  administrator,  on each January 15, each eligible  employee  may be granted an option to purchase our common  stock.  The exercise  price for shares  underlying an option is the fair market value of our stock as of the  particular  grant date.  Each option  granted under the Formula
Award  Plan  vests and  becomes  exercisable  to the  extent of 20% of the total number of shares  covered by the  option on each of the first  five  anniversary dates after the grant date of the option.  Each option expires 10 years from its grant date.

     The  number of shares  underlying  each  option  granted  to each  eligible employee is  calculated  by a formula  which  includes two  components:  (1) the amount of the employee's  salary,  wages and commissions for the preceding year, and (2) the  number of years of  service  with us (which  number  shall  include service with any company which we acquire).  The formula  weights the employee's salary or wage more  heavily  that it does for the  number of years of  service.
Thus,  our more highly paid  employees,  such as our  executive  officers,  will likely  receive  options with  significantly  more  underlying  stock than other employees.  If at any grant date there are not enough shares  reserved under the
Formula Award Plan to cover the grant of options for that year, then all options for that year will be pro ratably reduced.  In addition,  our Board of Directors has the right to  suspend  or  terminate  the  Formula  Award Plan or modify the formula.

     Options  granted to the Executive  Officers named in the table above during
2000 for service in 1999 were as follows:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                   Percent of
                    Number of        Total
                    Securities     Options/
                    Underlying       SARs
                     Options/     Granted to
                      SARs        Employees    Exercise of  Expiration
                     Granted      in Fiscal    Base Price      Date
    Name (a)         (#)(b)       Year (c)     ($/Sh) (d)       (e)
----------------  ------------   ---------     ----------  -------------
J.H. Donnan           4,202       3.8            7.125        1/15/10

Russell E. Donnan     2,143       1.9            7.125        1/15/10

James N. Donnan       2,629       2.4            7.125        1/15/10

      No options were exercised by the Executive Officers named in the table above during 2000.

      Options granted to the Executive Officers named in the table above during 2001 for service in 2000 were as follows:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                              Individual Grants

                                   Percent of
                    Number of        Total
                    Securities     Options/
                    Underlying       SARs
                     Options/     Granted to
                      SARs        Employees    Exercise of  Expiration
                     Granted      in Fiscal    Base Price      Date
    Name (a)         (#)(b)       Year (c)     ($/Sh) (d)       (e)
----------------  ------------   ---------     ----------  -------------

J.H. Donnan           7,644       4.9             6.3125     1/15/11

Russell E. Donnan     3,597       2.3             6.3125     1/15/11

James N. Donnan       4,247       2.7             6.3125     1/15/11

     No options were exercised by the Executive Officer named in the table above during 2000. The following  table  provides  information  regarding  unexercised stock  options held by the  Executive  Officers  named in the above tables as of
December 31, 2000.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                           Number of
                                                           Securities          Value of
                                                           Underlying        Unexercised
                                                           Unexercised       in-the-Money
                                                           Options/SARs      Options/SARs
                                                             at Fiscal         at Fiscal
                                                             Year End           Year End
                                                               (#)                 ($)
                            Shares                      ------------------  -----------------
                          Acquired          Value         Exercisable/       Exercisable/
                         on Exercise      Realized        Unexercisable      Unexercisable
    Name (a)                (#)(c)         ($)(c)             (d)                  (e)
-------------------     --------------  --------------  ------------------  -----------------
J.H. Donnan                    0              0             840/11,006             0/0

Russell E. Donnan              0              0             428/ 5,312             0/0

James N. Donnan                0              0             525/ 6,351             0/0

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March1, 2001 by:

o     each person who is known by us to own beneficially more than 5% of our outstanding common stock
o     each of our Executive Officers and Directors
o     all of our Executive Officers and Directors as a group

     Common stock not outstanding but deemed beneficially owned by virtue of the right  of an  individual  to  acquire  shares  within  60 days  are  treated  as outstanding  only when  determining  the amount and  percentage  of common stock owned by such person. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                                                      Shares Beneficially Owned
                                                       ----------------------
                                                                   Percent of
                                                       Number     Outstanding
                                                       ------     -----------
Executive Officers & Directors(1)
---------------------------------
J.H. Donnan(2)(9)..................................    641,846       11.9%
Russell E. Donnan(2)...............................    275,740       5.1
James N. Donnan(2).................................    276,867       5.1
Todd A. Neiberger(2)...............................     10,376      Less than 1%
Robert J. Terry(3).................................     35,000      Less than 1%
Abdul H. Rajput(3).................................     10,000      Less than 1%
Daniel G. Helle(4).................................  1,112,829      20.7
J. Barton Goodwin(5)...............................    556,414      10.3
All officers and directors as a group (eight
 persons)..........................................  2,900,296      54.0

Other beneficial owners
Marcia R. Donnan(7)................................    634,251      11.8
CIVC Fund L.P.(4)(6)...............................  1,112,829      20.7
BCI Growth V, L.P..................................    545,286      10.1
Marshall Financial Partners, L.P...................    399,111       8.0
------------------

(1)  The address for each of the  Donnan's and Mr.  Neiberger  is 5200 Hahns Peak
     Drive,  Loveland,  Colorado 80538;  the address for Mr. Terry is 5402 South
     Cottonwood Court,  Greenwood  Village,  Colorado 80121; the address for Mr.
     Rajput is Post Office Box 8310,  Rancho Santa Fe, California 92067; for Mr.
     Helle and CIVC  Fund  L.P.  it is 231 South  LaSalle  Street  7L,  Chicago,
     Illinois 60697;  for J. Barton Goodwin and BCI Growth V, L.P. it is c/o BCI
     Advisors,  Inc., Glenpointe Centre West, Teaneck, New Jersey 07666; and for
     Marshall Financial  Partners,  L.P. it is 903 North 3rd Street,  Suite 300,
     Minneapolis, Minnesota 55401.

(2)  Includes  options to  acquire  common  stock  granted  under our  employees incentive plans described below as follows: J.H. Donnan--11,846; Russell E.
     Donnan--5,740;  and James N. Donnan--6,876;  and Todd A. Neiberger--10,376.
     Some of these options vest over a five year period.

(3)  Includes  options  to  purchase  shares of common  stock at $5.50 per share which are presently exercisable.

(4)  Mr. Helle is a managing director of CIVC Fund L.P., hence is deemed to be a beneficial owner of its shares.

(5)  Mr.  Goodwin is a general  partner of BCI  Partners,  Inc.,  an  investment management company which advises BCI Growth V, L.P., hence he may be deemed a beneficial owner of both organization's shares.

(6)  The number of shares shown  include  16,074  owned by certain  employees of
     CIVC Fund L.P.'s affiliates over which the affiliates have voting power.

(7)  J.H.  Donnan and  Marcia  Donnan are  husband  and wife but each  disclaims beneficial ownership of the other's shares shown above.

Item 12.    Certain Relationships and Related Transactions.

     Other than as  described  under Item 10 above,  there were no  transactions between us and any of our officers,  directors or shareholders  owning more than
5% of our voting  securities  during the year ended  December 31, 2000.  We have adopted a policy that all  transactions  between us and our officers,  directors and  shareholders  owning more than 5% of our voting  securities  are subject to approval  by a majority of our  disinterested  independent  directors.  Any such transactions  will be on terms  believed to be no less  favorable  than could be obtained from unaffiliated parties.

Item 13.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits Filed Herewith or Incorporated by Reference to Previous
            Filings with the Securities and Exchange Commission:

      (1)   The following exhibits were included with our Registration
            Statement #333-47051, or amendments thereto, effective May 13,
            1998 and are hereby incorporated by reference:

      Exhibit
      Number                              Exhibit
      ------                              -------

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
                        LLC.
        10.6D        -- Agreement for Service--Consumer Reporting Agencies
                        with Equifax Credit Information Services, Inc.
        10.6E        -- Reseller Services Agreement with Experian Information
                        Solutions, Inc.
        10.6F        -- Asset Purchase Agreement between us and Mirocon, Inc.
                        dated December 1, 1997.

        10.6H        -- Asset Purchase Agreement between Factual Data Corp.
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

      Date of
       Filing                                   Exhibit
      ---------                                 -------

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
                           F.D.S.C., Inc.

      September 23, 1999   Asset Purchase Agreement--Data Power Information
                           Services, Inc.

      September 24, 1999   Asset Purchase Agreement--Credit Bureau Services,
                           Inc.

      October 15, 1999     Financial Statements--F.D.D. and F.D.S.C.

      November 24, 1999    Financial Statements--Data Power Information
                           Services, Inc.

      June 6, 2000         Credit Agreement--Wells Fargo

      August 17, 2000      Affiliate Services Agreement--Experian Information Solutions

      September 20, 2000   Asset Purchase--Agreement C.B. Unlimited, Inc.

      (3)   Exhibits filed herewith:
Exhibit
Number                              Exhibit
------                              -------

  10.7             Amendment to Credit Agreement

  18.1             Letter On Change In Accounting Principle

  21               Listing of Subsidiaries

  23.1             Consent of Ehrhardt Keefe Steiner & Hottman PC

      (b)   Reports on Form 8-K Filed During the Quarter Ended December 31,
            2000.

                        None

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FACTUAL DATA CORP.

Date:  March 23, 2001                     By:/s/ J.H. Donnan
                                             J.H. Donnan, Chairman
                                             Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                    Date
         ---------                        -----                    ----

/s/ J.H. Donnan               Chairman of the Board of      March 23, 2001
    J.H. Donnan               Directors and Chief
                              Executive Officer
                              (Principal Executive
                              Officer)

/s/ Todd A. Neiberger         Chief Financial Officer       March 26, 2001
    Todd A. Neiberger         and a Director (Principal
                              Financial and Accounting
                              Officer)

/s/ James N. Donnan           President and a Director      March 23, 2001
    James N. Donnan

/s/ Robert J. Terry           Director                      March 23, 2001
    Robert J. Terry

/s/ Abdul H. Rajput           Director                      March 22, 2001
    Abdul H. Rajput

/s/ Daniel G. Halle           Director                      March 23, 2001
    Daniel G. Helle

/s/ J. Barton Goodwin         Director                      March 15, 2001
    J. Barton Goodwin

                               EXHIBIT INDEX

Exhibit No.                       Description

10.7                            Amendment to Credit Agreement

18.1                            Letter on Change in Accounting Principle

21                              Listing of Subsidiaries

23.1                            Consent of Ehrhardt Keefe Steiner & Hottman PC