Form 10-Q
period 2001-03-31
FACTUAL DATA CORP
filed 2001-05-15
CIK 1056673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File Number: 0-24205

                                 FACTUAL DATA CORP.
                                 -----------------
         (Exact name of small business issuer as specified in its charter)



                      COLORADO                                                                      84-1449911
--------------------------------------------------------------                  ----------------------------------------------------
(State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)


         5200 HAHNS PEAK DRIVE, LOVELAND COLORADO                                                      80538
--------------------------------------------------------------                  ----------------------------------------------------
           (Address of principal executive offices)                                                 (Zip Code)



                                    (970) 663-5700
                ----------------------------------------------------
                  (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2001.

           CLASS                                                NUMBER OF SHARES
           ---------------------------------------------------------------------
           Common Stock                                             5,388,769


Transitional Small Business Disclosure Format:    [  ] Yes   [X] No

                               FACTUAL DATA CORP.

                                      INDEX


PART I.          FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                          -------
         Item 1. Financial Statements

                    Consolidated Balance Sheets -- March 31, 2001 (Unaudited) and
                      December 31, 2000                                                                        3

                    Unaudited Consolidated Statements of Income -- For the Three Months
                      Ended March 31, 2001 and March 31, 2000                                                  4

                    Unaudited Consolidated Statements of Cash Flows -- For the Three Months
                      Ended March 31, 2001 and March 31, 2000                                                5-6

                    Notes to Unaudited Consolidated Financial Statements                                     7-9

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                10-13

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   13

PART II.         OTHER INFORMATION

         Item 1. Legal Proceedings                                                                            14

         Item 2. Changes in Securities and Use of Proceeds                                                    14

         Item 3. Defaults upon Senior Securities                                                              14

         Item 4. Submission of Matters to a Vote of Security Holders                                          14

         Item 5. Other Information                                                                            14

         Item 6. Exhibits and Reports on Form 8-K                                                             14

SIGNATURES                                                                                                    15

                               FACTUAL DATA CORP.

                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,
                                                                                 2001              December 31,
                        Assets                                                (Unaudited)              2000
                                                                             --------------       ---------------
Current assets
     Cash and cash equivalents                                               $      914,869        $      347,926
     Prepaid expenses and other                                                     163,596               207,036
     Accounts receivable, net of
       allowance of $169,691 and $103,531                                         7,236,641             4,149,820
     Deferred income taxes                                                          473,765               473,765
     Income tax refund receivable                                                   987,558               987,558
                                                                             --------------        --------------
          Total current assets                                                    9,776,429             6,166,105
                                                                             --------------        --------------

     Property and equipment, net of
       accumulated depreciation of
       $4,891,558 and $4,448,472                                                  5,362,860             5,245,949
     Intangibles, net of accumulated amortization
       of $16,206,184 and $15,734,720                                            29,689,296            27,173,678
     Deferred income taxes                                                        4,010,032             4,010,032
     Other assets                                                                   217,622               204,333
                                                                             --------------        --------------
          Total other assets                                                     39,279,810            31,388,043
                                                                             --------------        --------------
                                                                             $   49,056,239        $   42,800,097
                                                                             ==============        ==============
         Liabilities and Shareholders' Equity

Current liabilities
     Line-of-credit                                                          $    5,306,395        $    3,406,395
     Current portion of long-term debt                                            3,577,312             3,224,419
     Accounts payable                                                             5,297,590             4,166,744
     Accrued branch efficiency costs                                              1,143,818             1,504,697
     Accrued payroll and expenses                                                 1,634,649               440,703
     Deferred revenue                                                                56,100                37,850
                                                                             --------------        --------------

          Total current liabilities                                              17,015,864            12,780,808
                                                                             --------------        --------------
     Long-term debt                                                              15,629,113            14,763,989
     Deferred income taxes                                                            4,238                     -
     Shareholders' equity
        Preferred stock, 1,000,000 shares
          authorized;  none issued and outstanding                                        -                     -
        Common stock, 10,000,000 shares authorized;
          5,388,769 at March 31, 2001; 5,387,371 at
          December 31, 2000 issued and outstanding                               22,542,507            22,532,809
     Accumulated deficit                                                         (6,135,483)           (7,277,509)
                                                                             --------------        --------------
          Total shareholders' equity                                             16,407,024            15,255,300
                                                                             --------------        --------------
                                                                             $   49,056,239        $   42,800,097
                                                                             ==============        ==============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                            For the Three Months Ended
                                                                                                     March 31,
                                                                                     ---------------------------------------
                                                                                          2001                     2000
                                                                                     ----------------        ---------------
                                                                                                    (Unaudited)
Revenue
     Information services                                                            $     12,349,790        $     6,979,067
     Ancillary revenues                                                                       385,539                496,453
     System affiliates                                                                        329,078                313,310
     Training, license, and other                                                                   0                    500
                                                                                     ----------------        ---------------
          Total revenue                                                                    13,064,407              7,789,330
                                                                                     ----------------        ---------------
Operating expenses
     Costs of services provided                                                             7,531,284              4,367,766
     Selling, general, and administrative                                                   2,293,740              1,793,080
     Consolidation costs                                                                       36,773                289,500
     Depreciation and amortization                                                            861,695                911,306
                                                                                     ----------------        ---------------
          Total operating expenses                                                         10,723,492              7,361,652
                                                                                     ----------------        ---------------
Income from operations                                                                      2,340,915                427,678
Other income (expense)
     Other income                                                                              94,257                 71,531
     Interest expense                                                                       (601,072)              (211,922)
                                                                                     ----------------        ---------------
          Total other income (expense)                                                      (506,816)              (140,391)
                                                                                     ----------------        ---------------
Income before income taxes                                                                  1,834,099                287,287
Income tax expense                                                                            692,073                117,382
                                                                                     ----------------        ---------------
Net income and comprehensive income                                                  $      1,142,026        $       169,905
                                                                                     ----------------        ---------------
Basic earnings per share                                                             $            .21        $           .03
                                                                                     ================        ===============
Weighted average shares outstanding                                                         5,387,387              5,380,103
                                                                                     ================        ===============
Diluted earnings per share                                                           $            .21        $           .03
                                                                                     ================        ===============
Weighted average shares outstanding                                                         5,391,248              5,480,585
                                                                                     ================        ===============

SUPPLEMENTAL INFORMATION

EBITDA (a)                                                                           $      3,296,866        $     1,410,515
EBITDA per share (a)                                                                 $            .61        $           .26


(a) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp. Additionally, the Company's definition of EBITDA may be different from that used by others.

    The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

                               FACTUAL DATA CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                     -------------------------------------
                                                                                          2001                   2000
                                                                                     --------------         --------------
                                                                                                  (Unaudited)
Cash flows from operating activities
     Net income                                                                      $     1,142,026        $      169,905

     Adjustments to reconcile net income to net
       cash provided by operating activities
       Depreciation and amortization                                                         861,695               911,306
       Accrued branch efficiency costs                                                     (360,878)                     -
       Deferred revenue                                                                       18,250                     -
       Deferred income taxes                                                                   4,238                28,083
       Changes in operating assets and liabilities
          Accounts receivable                                                            (3,086,821)           (1,412,279)
          Prepaid expenses                                                                    43,441              (72,340)
          Other assets                                                                      (12,139)               140,124
          Accounts payable                                                                 1,130,846               718,992
          Accrued payroll, payroll taxes and expenses                                      1,193,944             (113,302)
                                                                                     ---------------        --------------
                                                                                           (207,424)               200,584
                                                                                     ---------------        --------------
        Net cash provided by operating activities                                            934,602               370,489
                                                                                     ---------------        --------------

Cash flow from investing activities
     Purchase of property and equipment                                                     (85,467)             (423,639)
     Acquisition costs                                                                   (1,064,872)             (215,738)
     Capitalized software costs                                                            (174,530)             (206,028)
                                                                                     ---------------        --------------
        Net cash used in investing activities                                            (1,324,869)             (845,405)
                                                                                     ---------------        --------------

Cash flows from financial activities
     Principal payments of long-term debt                                                  (952,489)           (1,041,875)
     Borrowings on line-of-credit                                                          1,900,000               900,000
     Net proceeds from employee stock option plan                                              9,699                11,970
                                                                                     ---------------        --------------
        Net cash provided (used) in financing activities                                     957,210             (129,905)
                                                                                     ---------------        --------------

Net increase (decrease) in cash and cash equivalents                                         566,943             (604,821)
Cash and cash equivalents, at beginning of period                                            347,926             1,023,945
                                                                                     ---------------        --------------
Cash and cash equivalents, at end of period                                          $       914,869        $      419,124
                                                                                     ---------------        --------------
                                                                                     ---------------        --------------

                                                            (Continued)

Supplemental disclosure of cash flow information:

       Interest paid on borrowings for the three months ended March 31, 2001 and 2000 was $601,072 and, $211,922, respectively.

Supplemental disclosure of non-cash investing and financing activities:

     During the three months ended March 31, 2000, the Company financed fixed asset purchases totaling $37,939 with notes payable and capital leases. During the three months ended March 31, 2001, the Company acquired a license agreement with a long-term obligation of $570,505 (see Note 5). During the three months ended March 31, 2001, the Company acquired one company for $1.0 million cash and notes payable of $1.6 million.

The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 31, 2001, which includes audited financial statements for the years ended December 31, 2000 and 1999. The results of operations for the three months ended March 31, 2001, may not be indicative of the results of operations for the year ended December 31, 2001.

           The Company applies Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. Stock options and warrants convertible or exercisable into approximately 1,937,685 shares of common stock were outstanding at March 31, 2001 and stock options and warrants convertible or exercisable into approximately 1,786,929 shares of common stock were outstanding as of March 31, 2000. Of these securities, 1,928,122 and 1,686,448, respectively, were not included in the computation of diluted EPS because they were anti-dilutive but could potentially dilute EPS in future periods.

NOTE 2:   BUSINESS ACQUISITIONS

         The Company consummated one acquisition in the first three months of 2001. The acquisition has been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of the acquisition. The purchase price allocation and consideration paid were as follows:

                         Consolidation                                                 Purchase Price Allocation
----------------------------------------------------------------          ----------------------------------------------------
Notes Payable                                    $    1,600,000           Property and equipment             $        260,000
                                                    ------------          Other Assets                                  1,150
Subtotal non-cash portion                             1,600,000           Intangibles                               2,338,850
                                                                                                                --------------
Cash payments                                         1,000,000                                              $      2,600,000
                                                    ------------                                                ==============

Total consideration                              $    2,600,000
                                                    ===========


The amortization periods for the intangibles are as follows: customer lists - 15 years; contract rights - 15 years; and non-compete agreements - three years.

NOTE 3:   LINE-OF-CREDIT

The line-of-credit consists of the following:


                                                                                 March 31, 2001             December 31, 2000
                                                                                 --------------             -----------------
$6,000,000 line-of-credit, interest payable at 9.5625% principal and unpaid interest due April 30, 2001. The line-of-credit requires the Company to meet certain financial restrictive covenants. The line is collateralized by substantially all the assets of the Company. The Company amended its credit facility agreement on March 27, 2001, which among other things amended
certain financial covenants.                                                       $5,306,395                  $3,406,395
                                                                                   ==========                  ==========


NOTE 4:   SHAREHOLDERS' EQUITY

         The Company sold 1,398 shares of stock to employees for $9,699 in connection with the Company's Employee Stock Purchase Plan during the first quarter of 2001.

NOTE 5:   LONG-TERM DEBT AND OBLIGATIONS

         On May 1, 2000, the Company refinanced seller notes from acquisitions and a portion of the previous line-of-credit with a $4 million term loan through Wells Fargo bank. The term loan is a 5-year amortization with interest at prime plus 25 basis points, or LIBOR plus 275 basis points. A fixed swap agreement was negotiated in which the all-in-one interest rate is now locked at 10.10%.
(See Note 6).

         On January 31, 2001 the Company entered into a 10-year license agreement, which requires monthly payments over a 5-year period, as the Experian representative for the state of Wyoming. The agreement has been recorded as a capital lease obligation on the balance sheet. The Company may only terminate this agreement without penalty or future obligation under limited circumstances.

         As of March 31, 2001, the future maturities of this long-term obligation are as follows:

Year Ending December 31,

         2001............................... $    44,697
         2002...............................      58,762
         2003...............................      96,234
         2004...............................     154,576
         2005...............................     183,669
         2006...............................      32,567
                                             -----------
                                             $   570,505
                                             ===========

NOTE 6:   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB NO. 133", and SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES" is effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until change in fair value will be immediately recognized in earnings.

The Company uses interest rate swaps to manage interest rate risk with regard to notes payable. Interest rate swaps are accounted for using the hedge method of accounting. To qualify as a hedge, these swap contracts must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future interest rates such that the Company's exposure to the effects of interest rate changes is reduced. If the contract is not a hedge, changes in the fair value are recorded currently.

As of March 31, 2001, the Company had one interest rate swap agreement for a principal amount of $4,000,000 expiring May 31, 2002. At March 31, 2001, the gains or losses associated with this agreement were not material.

The Company is exposed to credit risk in the event of non-performance by the counter-party in the interest rate swap contract; however, the Company does not anticipate non-performance by the counter-party.

NOTE 7:   BUSINESS SEGMENTS

Operating results and other financial data are presented for the principal business segments of the Company for the quarters ended March 31, 2001, and March 31, 2000. Total revenue in one business segment includes mortgage services that represent revenue for mortgage related services. Another segment, consumer services, represents all revenue tied to consumer services, and the third segment consists of ancillary and other services.

Identifiable assets by business segment are those assets used in the Company's operation of each segment.


                                         MORTGAGE           CONSUMER          ANCILLARY             TOTAL
                                         SERVICES           SERVICES           SERVICES
                                       -----------         -----------        -----------          -----------
MARCH 31, 2001
Net sales                             $10,077,970         $ 1,562,351        $  1,424,086         $13,064,407
Cost of services                        6,159,543             982,061             389,680           7,531,284
Gross profit                            3,918,427             580,290           1,034,406           5,533,123
Total assets                           36,406,000          11,726,475             923,764          49,056,239
Depreciation and amortization             811,372              30,008              20,314             861,695
Capital expenditures                       80,585               4,882                   -              85,467
                                      -----------         -----------        ------------         -----------

MARCH 31, 2000
Net sales                             $ 5,860,085                   -         $ 1,929,246         $ 7,789,330
Cost of services                        4,041,202                   -             326,564           4,367,766
Gross profit                            1,818,883                   -           1,602,682           3,421,565
Total assets                           39,692,193                   -             700,253          40,392,446
Depreciation and amortization             897,055                   -              14,251             911,306
Capital expenditures                      423,639                   -                   -             423,639
                                      -----------         -----------        ------------         -----------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. THESE FORWARD-LOOKING STATEMENTS INCLUDE OUR PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO SERVICES OFFERED BY OUR FUTURE ECONOMIC PERFORMANCE AND US.

         THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT MIGHT ADVERSELY AFFECT OUR OPERATING RESULTS IN THE FUTURE IN A MATERIAL WAY. SUCH RISKS AND UNCERTAINTIES INCLUDE BUT ARE NOT LIMITED TO: CHANGES IN INTEREST RATES, THE EFFECTIVENESS OF OUR MARKETING CAMPAIGN, THE RESPONSE OF THE MORTGAGE INDUSTRY, CONTINUED MARKET DEMAND FOR OUR SERVICES, THE EFFECTS OF SEASONALITY IN THE HOUSING MARKET, COMPETITION, THE SUCCESS OF OUR CONSOLIDATION PLAN, OUR ABILITY TO RECOVER INTANGIBLE AND OTHER COSTS, OUR ABILITY TO MANAGE GROWTH, OUR ABILITY TO SUCCESSFULLY DEVELOP AND MARKET NEW REPORT SERVICES AND LEGAL CLAIMS.

OVERVIEW

         Factual Data Corp. is a Colorado-based e-business provider of information services to the mortgage and consumer lending industries, employers, landlords and other business customers located throughout the United States. We are leaders in Web-based ordering and delivery of customized information services, including consumer and mortgage credit reports, employment and resident background screening, fraud detection, portfolio scoring and much more. All of our services are available through our website at www.factualdata.com. We market our services through our website and through offices located in most major metropolitan areas.

         Founded in 1985, we have been publicly held since 1998. Our common stock trades on Nasdaq under the symbol "FDCC" and our warrants trade under the symbol "FDCCW." For more information visit www.factualdata.com. The website shall not be deemed to be part of this report.

         First quarter 2001 is indicative of our strategic plan to take advantage of our superior technological capabilities, progressive Internet initiatives and revenue diversification. Enhancements to our tech center this quarter improved our speed and reliability. All of our services are now available on the Internet and we have forged new Web partnerships to provide automated property evaluations, flood certifications and mortgage services for seamless, cost-effective transactions.

         We continue to diversify our profit centers with non-mortgage emerging services and have added to our employment and resident divisions a new division of consumer credit reporting with our affiliation with Experian. This quarter we completed the acquisition of our Ohio/Florida franchisee and gained territory in two states. The culmination of all of these factors and a rebound in the mortgage market resulted in increased market share and increased revenue. Having converted 33 acquisitions, we are beginning to see a consolidation in our expenses and we continue to improve our EBITDA numbers.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the Company's Unaudited Consolidated Statements of Income:


                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                  2001                    2000
                                                                                 ------                  ------
Revenue
     Information services                                                         94.5%                   89.6%
     Ancillary revenues                                                            3.0                     6.4
     System affiliates                                                             2.5                     4.0
     Training, license, and other                                                  0.0                     0.0
                                                                                ------                  ------
          Total revenue                                                          100.0%                  100.0%
                                                                                ------                  ------
Operating expenses
     Costs of services provided                                                   57.6                    56.1
     Selling, general, and administrative                                         17.6                    23.0
     Consolidation costs                                                           0.3                     3.7
     Depreciation and amortization                                                 6.6                    11.7
                                                                                ------                  ------
          Total operating expenses                                                82.1%                   94.5%
                                                                                ------                  ------
Income from operations                                                            17.9                     5.5
Other income (expense)
     Other income                                                                  0.7                     0.9
     Interest expense                                                             -4.6                    -2.7
                                                                                ------                  ------
          Total other income (expense)                                            -3.9                    -1.8
                                                                                ------                  ------
Income before income taxes                                                        14.0                     3.7
Income tax expense                                                                 5.3                     1.5
                                                                                ------                  ------
Net income and comprehensive income                                                8.7%                    2.2%
                                                                                ------                  ------

SUPPLEMENTAL INFORMATION

EBITDA (a)                                                                        25.2%                   18.1%


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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         Information services revenue increased $5.3 million, or 76%, from $7.0 million in the first quarter 2000 to $12.3 million in the first quarter 2001. This increase consisted of a $3.8 million, or 65%, increase in mortgage revenue and a $1.5 million, or 118%, increase in non-mortgage emerging services. The mortgage revenue increase resulted from a calculated effort to increase market share in a rebounding mortgage market via a skilled sales force. We also benefited from five acquisitions made since September 2000, the revenue of which was not realized fully until first quarter 2001. Several non-mortgage emerging services affiliations in Colorado, South Texas and Wyoming accounted for the increase in non-mortgage emerging services.

         Ancillary income represents fees paid by system affiliates for various additional products and services provided to them. Ancillary income decreased by $110,000, or 22%, from $496,000 in the first quarter 2000 to $386,000 in the first quarter 2001. Acquisition of three system affiliates since September 2000 accounts for the decrease. This reduction is expected to continue as we acquire additional system affiliates and phase out our franchising and licensing programs.

         System affiliates revenue increased $16,000, or 5%, from $313,000 in the first quarter 2000 to $329,000 in the first quarter 2001. System affiliates are charged a percentage of their revenue for monthly user fees. Despite acquiring three system affiliates since September 2000, revenue from remaining system affiliates in a rebounding mortgage market outweighed the loss of revenue from these acquisitions.

         Costs of services increased $3.1 million, or 70%, from $4.4 million in the first quarter 2000 to $7.5 million in the first quarter 2001. As revenue continues to grow, these costs may increase on an absolute cash basis but tend to level out as a percentage of revenue. As a percentage of revenue, costs of services increased 1.5% from 56.1% in 2000 to 57.6% in 2001. The increases in direct operational costs are related to our affiliations in non-mortgage emerging services. The decrease in operating margin is directly related to credit repository costs for non-mortgage revenue.

         Selling, general and administrative expenses increased $500,000, or 28%, from $1.8 million in the first quarter 2000 to $2.3 million in the first quarter 2001. As a percentage of revenue these costs decreased from 23% to 17.6%, a 5.4% savings. As we continue to experience revenue growth, selling, general and administrative expenses may increase on an absolute cash basis but tend to decrease as a percentage of revenue. With the conversion of 33 acquisitions and our dedication to enhancing our technology and corporate infrastructure, selling, general and administrative expenses should continue to represent a smaller percentage of revenue.

         Acquisition consolidation costs for the first quarter 2001 were $37,000 as compared to $290,000 for the first quarter 2000. These costs include one-time consolidation charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of our regional processing centers.

         Depreciation and amortization for the first quarter 2001 was $862,000 compared to $911,000 for the first quarter 2000. This decrease of $49,000, or 5%, reflects the related decrease of intangible assets on our balance sheet due to the one-time adjustment of intangible assets in the year 2000. Despite this decrease, depreciation and amortization costs from our 33 acquisitions since August 1998 will continue to impact us negatively.

         Interest expense increased $389,000 from $212,000 in the first quarter 2000 to $601,000 in the first quarter 2001. As a percentage of revenue, interest expense increased 1.9% from 2.7% in 2000 to 4.6% in 2001. This increase is due to additional notes payable issued in connection with our acquisitions. In 2000, 25 acquisitions contributed to notes payable and 33 acquisitions did so in 2001. The strategy to use the Wells Fargo credit facility to pay down notes payable also contributed to increased interest expense. This interest expense should begin to decrease as some of the seller notes and operating line-of-credit are paid down.

         Income taxes were an expense of $692,000 in the first quarter 2001 compared to an expense of $117,000 in the first quarter 2000. Our effective tax rate was 37% for the first quarter 2001 and 41% for the first quarter of 2000.

         As a result of the foregoing factors, net income for the first quarter 2001 was $1.1 million, or $0.21 per diluted share, compared to net income of $170,000, or $0.03 per diluted share, for the first quarter 2000, a 572% increase over 2000.

         Our first quarter 2001 EBITDA (earnings before interest, taxes, depreciation and amortization) was $3.3 million, or $0.61 per diluted share, as compared to $1.4 million, or $0.26 per diluted share, in the first quarter 2000, a 134% increase over 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash balances of $915,000, an income tax refund receivable of $1.0 million and deferred income taxes of $470,000 at March 31, 2001. We were able to manage the net impact of accounts receivable, accounts payable and accrued expenses on cash flows from operations, which, with depreciation and amortization of $862,000, resulted in cash flow provided from operations of $935,000.

         At March 31, 2001 we had a working capital deficit of $7.2 million. Of this deficit, $5.3 million was the line-of-credit with Wells Fargo & Company that matured on April 30, 2001. We extended the maturity date for one year to April 30, 2002. Also contributing to our working capital deficit was $3.6 million of current long-term debt and $1.1 million in accrued branch efficiency costs. The three current liabilities above contributed $10.0 million to the working capital deficit. These items reflect 12 months of payments that are considered current maturities.

         We used cash of $85,000 to purchase additional equipment and furniture for our corporate and regional centers in 2001. We also used cash to fund $952,000 of principal payments on long-term debt.

         In May 2000, we were granted a $10.0 million credit facility with Wells Fargo & Company. Of the $10.0 million, $4.0 million was used to restructure seller promissory notes from prior acquisitions. This $4.0 million is a five-year term note that matures May 2005 with monthly principal and interest payments totaling $97,396. Interest is at a rate of 9.75%, with the March 31, 2001 balance at $3.3 million.

         The remaining $6.0 million Wells Fargo credit facility was an operating line-of-credit with interest payable at 9.5625%. Principal and unpaid interest is due in April 2002. Out of this operating line-of-credit, $5.3 million was used for additional acquisitions and operations. One acquisition was completed in 2001 for $1.0 million in cash and $1.6 million in notes payable. In connection with this acquisition, we acquired primarily fixed assets and intangibles and acquired access to certain key operating markets.

         Management believes that our anticipated cash requirements for the immediate future will be met from internally generated funds and our operating line-of-credit with Wells Fargo. We have been considering additional sources of equity and debt funding to continue our consolidation plan. This funding will not completely enable us to acquire the number and type of companies that interest us, so we will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan.

INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk through interest rates related to its line-of-credit and notes payable, which have a variable interest rate. The Company also has an interest rate swap agreement for principal amounts of $4,000,000 expiring May 31, 2002. The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow. (See Note 6).

II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Item 3 of the registrant's annual report on Form 10-KSB for the year ended December 31, 2000.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a.   Exhibits - The following exhibits are filed herewith: None

           b.   Reports on Form 8-K:

                On April 17, 2001, the Company filed a Current Report on
                   Form 8-K that reported a change in independent accountants.

                On May 1, 2001, the Company issued a press release, which
                   described the decision of its Board of Directors to extend the Expiration Date of its publicly traded warrants. The new Expiration Date is June 30, 2001.

                On May 4, 2001, the Company engaged Stifel, Nicolaus & Company,
                   Incorporated, a prominent investment banking firm, to evaluate Factual Data and advise its Board of Directors as to various strategic options that may be available to maximize short-term and/or long-term shareholder value. Such options may include, but are not limited to, continuing its acquisition and consolidation plan, seeking out sources of additional equity financing, industry joint ventures, some form of privatization or other corporate combination.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001

                                    FACTUAL DATA CORP.
                                    (Registrant)



                                    /s/ J.H. DONNAN
                                    --------------------------------------------
                                    J.H. Donnan
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ TODD A. NEIBERGER
                                    --------------------------------------------
                                    Todd A. Neiberger
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)