Form 10-Q
period 2001-06-30
FACTUAL DATA CORP
filed 2001-08-13
CIK 1056673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24205

FACTUAL DATA CORP.
(Exact name of Registrant as specified in its charter)

Colorado	84-1449911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Hahns Peak Drive, Loveland Colorado	80538
(Address of principal executive offices)	(Zip Code)

(970) 663-5700 (Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year if changed since last report)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 10, 2001.

Class	Number of Shares
Common Stock	6,116,242

Transitional Small Business Disclosure Format:          ☐ Yes  ☒ No

FACTUAL DATA CORP.

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets – June 30, 2001 (Unaudited) and December 31, 2000

Unaudited Consolidated Statements of Income — For the Three Months Ended June 30, 2001 and June 30, 2000 and For the Six Months Ended June 30, 2001 and June 30, 2000

Unaudited Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2001 and June 30, 2000

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

FACTUAL DATA CORP.

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2001 (Unaudited)	December 31, 2000

Current assets
Cash and cash equivalents	$1,153,610	$347,926
Income tax refund receivable	-	987,558
Warrants subscriptions receivable	5,189,012	-
Accounts receivable, net of allowance of $242,631 and $103,531	6,359,366	4,149,820
Prepaid expenses and other	1,407,171	207,036
Deferred income taxes	473,765	473,765

Total current assets	14,582,924	6,166,105

Property and equipment, net of accumulated depreciation of $7,009,126 and $4,448,472	5,266,187	5,245,949
Intangibles net of accumulated amortization of $16,965,962 and $15,734,720	29,220,103	27,173,678
Deferred income taxes	3,999,522	4,010,032
Other assets	230,288	204,333

Total other assets	38,716,100	31,388,043

Total assets	$53,299,024	$42,800,097

Liabilities and Shareholders’ Equity

Current liabilities
Line-of-credit	$4,900,000	$3,406,395
Current portion of long-term debt	3,865,963	3,224,419
Accounts payable	4,362,036	4,166,744
Accrued branch efficiency costs	908,604	1,504,697
Accrued payroll and expenses	2,370,190	440,703
Deferred revenue	78,201	37,850

Total current liabilities	16,484,994	12,780,808

Long-term debt	14,445,638	14,763,989

Total liabilities	30,930,632	27,544,797

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, 10,000,000 shares authorized; 6,116,242 at June 30, 2001; 5,387,371 at December 31, 2000 issued and outstanding	27,575,632	22,532,809
Accumulated deficit	(5,207,240)	(7,277,509)

Total shareholders’ equity	22,368,392	15,255,300

Total liabilities and shareholders' equity	$53,299,024	$42,800,097

The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenue
Information services	$11,993,752	$7,271,939	$24,343,542	$14,251,506
Ancillary income	392,208	438,831	777,747	935,284
System affiliates	328,962	315,511	658,040	628,821

Total revenue	12,714,923	8,026,281	25,779,329	15,815,611

Operating expenses
Costs of services provided	7,413,062	4,574,818	14,944,346	8,942,584
Selling, general and administrative	2,214,679	2,078,573	4,508,419	3,871,653
Consolidation costs	59,599	36,208	96,372	325,708
Depreciation and amortization	896,402	979,627	1,758,097	1,890,933

Total operating expenses	10,583,742	7,669,226	21,307,234	15,030,878

Income from operations	2,131,181	357,055	4,472,095	784,733
Other income (expense)
Other income	108,740	88,887	202,997	160,418
Interest expense	(679,171)	(373,075)	(1,280,243)	(584,997)

Total other income (expense)	(570,431)	(284,188)	(1,077,246)	(424,579)

Income before income taxes	1,560,750	72,867	3,394,849	360,154
Income tax expense	632,508	43,587	1,324,581	160,969

Net income and comprehensive income	$928,242	$29,280	$2,070,268	$199,185

Basic earnings per share	$.17	$.01	$.38	$.04

Weighted average basic shares outstanding	5,388,788	5,381,455	5,388,091	5,380,779

Diluted earnings per share	$.17	$.01	$.38	$.04

Weighted average diluted shares outstanding	5,400,071	5,679,479	5,393,141	5,589,319

Supplemental Information

EBITDA (a)	$3,136,323	$1,425,569	$6,433,189	$2,836,084
EBITDA per share (a)	$.58	$.26	$1.19	$.53

(a)  EBITDA is defined as earnings before interest, income taxes, depreciation and amortization.  EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating Factual Data Corp.  Additionally, the Company’s definition of EBITDA may be different from that used by others.

The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2001	2000

Cash flows from operating activities
Net income	$2,070,268	$199,185

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,758,097	1,890,933
Gain on refinance of debt		(189,013)
Deferred revenue	40,350	-
Deferred income taxes	10,510	46,173
Changes in operating assets and liabilities
Accounts receivable	(2,209,546)	(1,583,091)
Prepaid expenses	(24,075)	219,343
Prepaid income taxes	(200,868)	-
Other assets	(24,805)	93,545
Accounts payable	39,449	1,275,066
Consolidation costs payable	(596,093)	-
Accrued payroll, payroll taxes and expenses	1,929,487	(83,054)

Net cash provided by operating activities	2,792,774	1,869,087

Cash flow from investing activities
Purchase of property and equipment	(198,777)	(626,259)
Net cash used in the acquisition of business	(1,082,229)	(314,714)
Capitalized software costs	(374,398)	(395,857)

Net cash used in investing activities	(1,655,404)	(1,336,830)

Cash flows from financial activities
Principal payments of long-term debt	(1,847,347)	(4,821,214)
Proceeds from issuance of long-term debt	-	4,000,000
Borrowings on line of credit	1,900,000	831,395
Payments on line of credit	(406,395)	(500,000)
Net proceeds from employee stock option plan	22,057	24,153

Net cash used in financing activities	(331,685)	(465,666)

Net increase in cash and cash equivalents	805,685	66,591

Cash and cash equivalents, at beginning of period	347,926	1,023,945

Cash and cash equivalents, at end of period	$1,153,610	$1,090,536

Supplemental disclosure of cash flow information:

             Interest paid on borrowings for the six months ended June 30, 2001 and 2000 was $1,280,243 and, $584,997, respectively.

             Cash paid for income taxes for the six months ended June 30, 2001, and 2000 was $1,188,426 and $160,969, respectively.

Supplemental disclosure of non-cash investing and financing activities:

             During the six months ended June 30, 2000, the Company financed fixed asset purchases totaling $247,952 with notes payable and capital leases.

             During the six months ended June 30, 2001, and June 30, 2000, the Company acquired a license agreement with a long-term obligation of $570,505 and $8,688,209, respectively (see Note 5).

             During the six months ended June 30, 2001, the Company acquired one company for $1.0 million cash and notes payable of $1.6 million.

The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:              Summary of Significant Accounting Policies

             The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 31, 2001, which includes audited financial statements for the years ended December 31, 2000 and 1999.  The results of operations for the six months ended June 30, 2001, may not be indicative of the results of operations for the year ended December 31, 2001.

             The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  Stock options and warrants convertible or exercisable into approximately 600,249 shares of common stock were outstanding at June 30, 2001 and stock options and warrants convertible or exercisable into approximately 1,806,783 shares of common stock were outstanding as of June 30, 2000.  Of these securities, 582,799 and 1,598,242, respectively, were not included in the computation of diluted EPS because they were anti-dilutive but could potentially dilute EPS in future periods.

Note 2:              Business Acquisitions

             The Company consummated one acquisition on January 1, 2001.  The acquisition has been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of the acquisition.  The purchase price allocation and consideration paid were as follows:

Consolidation		Purchase Price Allocation

Notes payable	$1,600,000	Property and equipment	$260,000

Subtotal non-cash portion	1,600,000	Other Assets	1,150
		Intangibles	2,338,850

Cash payments	1,000,000		$2,600,000

Total consideration	$2,600,000

The amortization periods for the intangibles are as follows: customer lists - 15 years; contract rights - 15 years; and non-compete agreements - three years.

The following unaudited pro forma information presents the consolidated results of the operations of the Company as if the acquisition occurred on January 1, 2000.  The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effective January 1, 2000, or the results which may be obtained in the future.

Six Months Ended June 30, 2000

Net sales	$17,183,947
Net income	$333,083
Basic earnings per share	$0.06
Diluted earnings per share	$0.06

Note 3:              Line-of-Credit

The line-of-credit consists of the following:

	June 30, 2001	December 31, 2000

$6,000,000 line-of-credit, interest payable at 6.875% principal and unpaid interest due April 30, 2002. The line-of-credit requires the Company to meet certain financial covenants. The line is collateralized by substantially all the assets of the Company. The Company amended its credit facility agreement on March 27, 2001, which among other things amended certain financial covenants.	$4,900,000	$3,406,395

Note 4:              Shareholders’ Equity

             The Company sold 1,714 shares of stock to employees for $12,358 in connection with the Company’s Employee Stock Purchase Plan during the second quarter of 2001.

Note 5:              Long-term Debt and Obligations

             On May 1, 2000, the Company refinanced seller notes from acquisitions and a portion of the previous line-of-credit with a $4 million term loan through Wells Fargo bank.  The term loan is a 5-year amortization with interest at prime plus 25 basis points, or LIBOR plus 275 basis points.  A fixed swap agreement was negotiated in which the all-in-one interest rate is now locked at 10.10% (see Note 6).

             On January 31, 2001 the Company entered into a 10-year license agreement, which requires monthly payments over a 5-year period, as the Experian representative for the state of Wyoming.  The agreement has been recorded as a capital lease obligation on the balance sheet.  The Company may only terminate this agreement without penalty or future obligation under limited circumstances.

             On May 1, 2000 the Company entered into a 10-year license agreement, which requires monthly payments over a 5-year period, as the Experian representative for the state of Colorado.  The agreement has been recorded as a capital lease obligation on the balance sheet.  The Company may only terminate this agreement without penalty or future obligation under limited circumstances.

             As of June 30, 2001 and June 30, 2000, the future maturities of this long-term obligation are as follows:

Year Ending December 31, 2001		Year Ending December 31, 2000

2001	$44,697	2000	$399,507
2002	58,762	2001	861,148
2003	96,234	2002	1,695,246
2004	154,576	2003	2,280,038
2005	183,669	2004	2,543,751
2006	32,567	2005	908,519

	$570,505		$8,688,209

Note 6:              Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” is effective for the Company as of January 1, 2001.  SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value.  The accounting for changes in the fair value of a derivative depends on the use of the derivative.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until change in fair value will be immediately recognized in earnings.

The Company uses interest rate swaps to manage interest rate risk with regard to notes payable.  Interest rate swaps are accounted for using the hedge method of accounting.  To qualify as a hedge, these swap contracts must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future interest rates such that the Company’s exposure to the effects of interest rate changes is reduced.  If the contract is not a hedge, changes in the fair value are recorded currently.

As of June 30, 2001, the Company had one interest rate swap agreement for a principal amount of $4,000,000 expiring May 31, 2002.  At June 30, 2001, the Company has reflected accrued interest expense of $99,000 associated with the agreement.

The Company is exposed to credit risk in the event of non-performance by the counter-party in the interest rate swap contract; however, the Company does not anticipate non-performance by the counter-party.

Note 7:              Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the quarters ended June 30, 2001, and June 30, 2000, and also for the six months ended June 30, 2001, and June 30, 2000.  Total revenue in one business segment includes mortgage services that represent revenue for mortgage related services. Another segment, consumer services, represents all revenue tied to consumer services, and the third segment consists of ancillary and other services.

Identifiable assets by business segment are those assets used in the Company’s operation of each segment.

Three Months Ended	Mortgage Services	Consumer Services	Other Non-Mortgage Services	Total

June 30, 2001
Net sales	$9,700,561	$1,589,642	$1,424,720	$12,714,923
Cost of services	6,073,946	967,406	371,711	7,413,063
Gross profit	3,626,615	622,236	1,053,009	5,301,860
Total assets	40,653,298	11,692,444	953,282	53,299,024
Depreciation and amortization	840,759	37,901	17,742	896,402
Capital expenditures	113,311	-	-	113,311

June 30, 2000
Net sales	$5,428,008	$731,428	$1,866,845	$8,026,281
Cost of services	4,045,094	387,370	142,355	4,574,819
Gross profit	1,382,914	344,058	1,724,490	3,451,462
Total assets	39,462,687	9,367,801	732,158	49,562,646
Depreciation and amortization	918,617	46,722	14,288	979,627
Capital expenditures	199,637	149	2,834	202,620

Six Months Ended	Mortgage Services	Consumer Services	Other Non-Mortgage Services	Total

June 30, 2001
Net sales	$19,778,530	$3,151,993	$2,848,806	$25,779,329
Cost of services	12,233,488	1,949,467	761,391	14,944,346
Gross profit	7,545,042	1,202,526	2,087,415	10,834,983
Total assets	40,653,298	11,692,444	953,282	53,299,024
Depreciation and amortization	1,652,131	67,909	38,057	1,758,097
Capital expenditures	198,777	-	-	198,777

June 30, 2000
Net sales	$11,288,092	$731,428	$3,796,091	$15,815,611
Cost of services	8,086,296	387,370	468,918	8,942,584
Gross profit	3,201,796	344,058	3,327,173	6,873,027
Total assets	39,462,687	9,367,801	732,158	49,562,646
Depreciation and amortization	1,815,671	46,722	28,540	1,890,933
Capital expenditures	623,276	149	2,834	626,259

Note 8:              Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter and after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $8,771 and other intangible assets is $29,211,332. Amortization expense during the six-month period ended June 30, 2001 was $946,140. Currently, the Company is assessing but had not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

Overview

             Factual Data Corp. is a Colorado-based e-business provider of information services to the mortgage and consumer lending industries, employers, landlords and other business customers located throughout the United States.  We are leaders in Web-based ordering and delivery of customized information services, including consumer and mortgage credit reports, employment and resident background screening, fraud detection, portfolio scoring and much more.  All of our services are available through our website at www.factualdata.com.  We market our services through our website and through offices located in major metropolitan areas.

             Results for this reporting period culminated from the operating strategies implemented since becoming public in May 1998. The increases in our net income, operating margins and EBITDA in second quarter 2001 are due to an increase in market share at the national and broker levels, acquisitions in key market areas in mortgage and non-mortgage sectors, more efficient operations, continued advances in technology and favorable mortgage interest rates. Our ongoing focus on Web-based operations at both the client and back-office levels continues to streamline our operations while allowing for faster delivery of our services to our clients. In addition to our operating efficiencies, our successful warrant conversion has strengthened our cash position and opened up new acquisition opportunities for us.

             As our revenue has increased, our operating costs have dropped as a percentage of revenue. Our strong performance year-to-date highlights our achievements in adding new revenue while increasing operating margins. Our EBITDA for the first six months of 2001 is up 127 percent on revenue growth of 63 percent from the same period last year.

             Founded in 1985, we have been publicly held since 1998.  Our common stock trades on the NASDAQ National Market under the symbol “FDCC.” For more information visit www.factualdata.com.  The website shall not be deemed to be part of this report.

Result of Operations

The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the our Unaudited Consolidated Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenue
Information services	94.3%	90.6%	94.4%	90.1%
Ancillary income	3.1%	5.5%	3.0%	5.9%
System affiliates	2.6%	3.9%	2.6%	4.0%

Total revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses
Costs of services provided	58.3%	57.0%	58.0%	56.4%
Selling, general and administrative	17.4%	25.9%	17.5%	24.5%
Consolidation costs	0.5%	0.5%	0.4%	2.1%
Depreciation and amortization	7.0%	12.2%	6.8%	12.0%

Total operating expenses	83.2%	95.6%	82.7%	95.0%

Income from operations	16.8%	4.4%	17.3%	5.0%
Other income	0.8%	1.1%	0.8%	1.0%
Interest expense	(5.3)%	(4.6)%	(5.0)%	(3.7)%

Income before income taxes	12.3%	0.9%	13.1%	2.3%

Income tax expense	(5.0)%	(0.5)%	(5.1)%	(1.0)%

Net income and comprehensive income	7.3%	0.4%	8.0%	1.3%

Supplemental Information

EBITDA (a)	24.7%	17.8%	25.0%	17.9%

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

Comparison of three months ended June 30, 2001 and June 30, 2000

             Information services revenue increased $4.7 million, or 64%, from $7.3 million in the second quarter 2000 to $12.0 million in the second quarter 2001.  This increase consisted of a $4.3 million, or 80%, increase in mortgage revenue and a $416,000, or 15%, increase in non-mortgage emerging services.  These revenue increases resulted from an increase in market share at the national and broker levels, acquisitions in key market areas in mortgage and non-mortgage sectors, more efficient operations, continued advances in technology and favorable mortgage interest rates.

             Ancillary income represents fees paid by system affiliates for various additional products and services provided to them.  Ancillary income decreased by $47,000, or 11%, from $439,000 in the second quarter 2000 to $392,000 in the second quarter 2001.  This reduction is expected to continue as we acquire additional system affiliates and phase out our franchising and licensing programs.

             System affiliates revenue increased $13,000, or 4%, from $316,000 in the second quarter 2000 to $329,000 in the second quarter 2001.  System affiliates are charged a percentage of their revenue for monthly user fees.  Despite acquiring three system affiliates since September 2000, revenue from remaining system affiliates in a favorable mortgage market outweighed the loss of revenue from these acquisitions.

             Costs of services increased $2.8 million, or 61%, from $4.6 million in the second quarter 2000 to $7.4 million in the second quarter 2001.  As revenue continues to grow, these costs may increase on a total cash basis but should tend to level out as a percentage of revenue.  As a percentage of revenue, costs of services increased 1% from 57% in 2000 to 58% in 2001.  The increases in direct operational costs are related to our affiliations in non-mortgage emerging services.  This increase is directly related to data costs for non-mortgage revenue.

             Selling, general and administrative expenses increased $136,000, or 6%, from $2.1 million in the second quarter 2000 to $2.2 million in the second quarter 2001.  As a percentage of revenue these costs decreased from 25.9% to 17.4%, an 8.5% reduction.  As we continue to experience revenue growth, selling, general and administrative expenses may increase on a total cash basis but should tend to decrease as a percentage of revenue.  With the integration of our first 33 acquisitions and our dedication to enhancing our technology and corporate infrastructure, selling, general and administrative expenses should continue to represent a smaller percentage of revenue.

             Consolidation costs for the second quarter 2001 were $60,000 as compared to $36,000 for the second quarter 2000.  These costs include one-time consolidation charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of our regional processing centers. Despite the rise on a total cash basis, as a percentage of revenue, consolidation costs remained consistent at 0.5% of revenue for both periods.

             Depreciation and amortization for the second quarter 2001 was $896,000 compared to $980,000 for the second quarter 2000.  This decrease of $84,000, or 9%, reflects the related one-time downward adjustment of intangible assets in the year 2000.  Despite this decrease, depreciation and amortization costs from our 33 acquisitions since August 1998 will continue to have a negative effect on net income.

             Interest expense increased $306,000 from $373,000 in the second quarter 2000 to $679,000 in the second quarter 2001.  As a percentage of revenue, interest expense increased 0.7% from 4.6% in 2000 to 5.3% in 2001.  This increase is due to additional notes payable issued in connection with our acquisitions.  In 2000, 25 cumulative acquisitions contributed to notes payable and 33 cumulative acquisitions did so in 2001.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” also contributed $100,000 to the increase (see Note 6).  This interest expense should begin to decrease as some of the seller notes and our operating line-of-credit are paid down.

             Income taxes were $633,000 in the second quarter 2001 compared to $44,000 in the second quarter 2000.  Our effective tax rate was 37%.

             As a result of the foregoing factors, net income for the second quarter 2001 was $928,000, or $0.17 per diluted share, compared to net income of $29,000, or $0.01 per diluted share, for the second quarter 2000, a 3100% increase over 2000.

             Our second quarter 2001 EBITDA (earnings before interest, taxes, depreciation and amortization) was $3.1 million, or $0.58 per diluted share, as compared to $1.4 million, or $0.26 per diluted share, in the second quarter 2000, a 121% increase over 2000.

Comparison of six months ended June 30, 2001 and June 30, 2000

             Information services revenue increased $10 million, or 70%, from $14.3 million in the six months ended June 30, 2000 to $24.3 million in the same period 2001.  This increase consisted of an $8.5 million, or a 75%, increase in mortgage revenue and a $1.5 million, or a 33%, increase in non-mortgage emerging services.  These revenue increases resulted from an increase in market share at the national and broker levels, acquisitions in key market areas in mortgage and non-mortgage sectors, more efficient operations, continued advances in technology and favorable mortgage interest rates.

             Ancillary income represents fees paid by system affiliates for various additional products and services provided to them.  Ancillary income decreased by $157,000, or 17%, from $935,000 in the six months ended June 30, 2000 to $778,000 in the same period 2001.  This reduction is expected to continue as we acquire additional system affiliates and phase out our franchising and licensing programs.

             System affiliates revenue increased $29,000, or 5%, from $629,000 in the six months ended June 30, 2000 to $658,000 in the same period 2001.  System affiliates are charged a percentage of their revenue for monthly user fees.  Despite acquiring three system affiliates since September 2000, revenue from remaining system affiliates in a favorable mortgage market outweighed the loss of revenue from these acquisitions.

             Costs of services increased $6 million, or 67%, from $8.9 million in the six months ended June 30, 2000 to $14.9 million in the same period 2001.  As revenue continues to grow, these costs may increase on a total cash basis but should tend to level out as a percentage of revenue.  As a percentage of revenue, costs of services increased 1.6% from 56.4% in 2000 to 58% in 2001.  The increases in direct operational costs are related to our affiliations in non-mortgage emerging services.  This increase is directly related to data costs for non-mortgage revenue.

             Selling, general and administrative expenses increased $636,000, or 16%, from $3.9 million in the six months ended June 30, 2000 to $4.5 million in the same period 2001.  As a percentage of revenue these costs decreased from 24.5% to 17.5%, a 7% reduction.  As we continue to experience revenue growth and more efficient operations, selling, general and administrative expenses may increase on a total cash basis but should tend to decrease as a percentage of revenue.  With the integration of our first 33 acquisitions and our dedication to enhancing our technology and corporate infrastructure, selling, general and administrative expenses should continue to represent a smaller percentage of revenue.

             Consolidation costs for the six months ended June 30, 2001 were $96,000 as compared to $326,000 for the same period 2000.  These costs include one-time consolidation charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of our regional processing centers. The decrease in consolidation costs are directly related to the small number of acquisitions accounted for in the first half of 2001.

             Depreciation and amortization for the six months ended June 30, 2001 was $1.8 million compared to $1.9 million for the same period 2000.  This decrease of $133,000, or 5%, reflects the one-time downward adjustment of intangible assets in the year 2000.  Despite this decrease, depreciation and amortization costs from our 33 acquisitions since August 1998 will continue to have a negative effect on net income.

             Interest expense increased $695,000 from $585,000 in the six months ended June 30, 2000 to $1.3 million in the same period 2001.  As a percentage of revenue, interest expense increased 1.3% from 3.7% in 2000 to 5% in 2001.  This increase is due to additional notes payable issued in connection with our acquisitions (see comment prior page). In 2000, 25 cumulative acquisitions contributed to notes payable and 33 cumulative acquisitions did so in 2001.  This interest expense should begin to decrease as some of the seller notes and our operating line-of-credit are paid down.

             Income taxes were $1.3 million in the six months ended June 30, 2001 compared to $161,000 in the same period 2000.  Our effective tax rate was 37%.

             As a result of the foregoing factors, net income for the six months ended June 30, 2001 was $2.1 million, or $0.38 per diluted share, compared to net income of $199,000, or $0.04 per diluted share, for the same period 2000, an 850% increase over 2000.

             Our EBITDA (earnings before interest, taxes, depreciation and amortization) during the six months ended June 30, 2001 was $6.4 million, or $1.19 per diluted share, as compared to $2.8 million, or $0.53 per diluted share, in the same period 2000, a 125% increase over 2000.

Liquidity and Capital Resources

             We had cash balances of $1.2 million and warrant subscriptions receivable of $5.2 million at June 30, 2001.  We were able to manage the net impact of accounts receivable, accounts payable and accrued expenses on cash flows from operations, which, with depreciation and amortization of $1.8 million, resulted in cash flow provided from operations of $2.8 million.

             As of June 30, 2001,we raised $5.2 million from the exercise of 725,759 Redeemable Common Stock Purchase Warrants (“Warrants”). Our Common Stock and Warrants were initially offered together as Units in our initial public offering on May 13, 1998. Each Warrant entitled the holder to purchase one share of common stock at $7.15. The Warrants traded on the NASDAQ National Market under the symbol FDCCW and expired on June 30, 2001. Net proceeds were received by July 6, 2001.

             We used cash of $199,000 to purchase additional equipment and furniture for our corporate and regional centers in 2001.  We also used cash to fund $1.8 million of principal payments on long-term debt.

             In May 2000, we obtained a $10.0 million credit facility from Wells Fargo & Company.  Of the $10.0 million, $4.0 million was used to restructure seller promissory notes from prior acquisitions.  This $4.0 million is a five-year term note that matures May 2005 with monthly principal and interest payments totaling $97,396.  Interest is at a rate of 10.10%, with the June 30, 2001 balance at $3.1 million.

             The remaining $6.0 million Wells Fargo credit facility was an operating line-of-credit with interest payable at 6.875%.  Principal and unpaid interest is due in April 2002.  Out of this operating line-of-credit, $5.3 million was used for additional acquisitions and operations.  One acquisition was completed in 2001 for $1.0 million in cash and $1.6 million in notes payable.  In connection with this acquisition, we acquired primarily fixed assets and intangibles and acquired access to certain key operating markets.

             Management believes that our anticipated cash requirements for the immediate future will be met from internally generated funds, the exercise of warrants totaling $5.2 million and our operating line-of-credit with Wells Fargo.  We have been considering additional sources of equity and debt funding to continue our consolidation plan.  This funding will not completely enable us to acquire the number and type of companies that interest us, so we will be required to obtain additional public, private or debt financing or a combination of the foregoing to complete the plan.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material effect on our results of operations or financial condition.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its line-of-credit and notes payable, which have a variable interest rate.  The Company also has an interest rate swap agreement for principal amounts of $4,000,000 expiring May 31, 2002.  The Company’s management believes that fluctuations in interest rates in the near term will not materially affect the Company’s consolidated operating results, financial position or cash flow (see Note 6).

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

             See Item 3 of the registrant’s annual report on Form 10-KSB for the year ended December 31, 2000.

Item 2.              Changes in Securities and Use of Proceeds

             As of June 30, 2001, the registrant raised $5.2 million from the exercise of 725,759 Redeemable Common Stock Purchase Warrants (“Warrants”). Factual Data’s Common Stock and Warrants were initially offered together as Units in the Company’s initial public offering on May 13, 1998. Each Warrant entitled the holder to purchase one share of common stock at $7.15. The Warrants traded on the NASDAQ National Market under the symbol FDCCW and expired on June 30, 2001. Net proceeds were received by July 6, 2001.

Item 3.              Defaults upon Senior Securities

             Not applicable.

Item 4.              Submission of Matters to a Vote of Security Holders

             At the Company’s Annual Meeting of Stockholders held on May 4, 2001, the following individuals were elected to serve a three year term:  J.H.Donnan, Daniel G. Helle.

             The following proposals were approved at the Company’s Annual Meeting of Shareholders

1.	Election of Directors:

		Affirmative Votes	Negative Votes	Votes Witheld

	J.H. Donnan	4,876,552	-0-	3,726
	Daniel G. Helle	4,876,578	-0-	3,700

2.	To ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the year ended December 31, 2001.

		Affirmative Votes	Negative Votes	Votes Witheld

		4,876,978	300	3,000

Item 5.              Other Information

             Not applicable.

Item 6.              Exhibits and Reports on Form 8-K

a.          Exhibits – The following exhibits are filed herewith: None

b.          Reports on Form 8-K:

On July 9, 2001, the Company announced that holders elected to exercise 725,759 of its publicly traded warrants on or prior to their expiration on June 30, 2001. The exercise price of the warrants, issued in the Company’s May 1998 initial public offering, was $7.15 per share. Net proceeds received by the Company were approximately $5,000,000 after deducting registration expenses and brokers’ solicitation fees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2001
FACTUAL DATA CORP.
(Registrant)

/s/ J.H. Donnan
J.H. Donnan
Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger
Todd A. Neiberger
Chief Financial Officer (Principal Financial and Accounting Officer)