Form 10-Q
period 2001-09-30
FACTUAL DATA CORP
filed 2001-11-09
CIK 1056673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

             Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 9, 2001.

Class	Number of Shares
Common Stock	6,119,893

Transitional Small Business Disclosure Format:          ☐ Yes  ☒ No

FACTUAL DATA CORP.

INDEX

PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets – September 30, 2001 (Unaudited) and December 31, 2000

Consolidated Statements of Income — For the Three Months Ended September 30, 2001 (Unaudited) and September 30, 2000 (Unaudited) and For the Nine Months Ended September 30, 2001 (Unaudited) and September 30, 2000 (Unaudited)

Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2001 (Unaudited) and September 30, 200 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

FACTUAL DATA CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000
Assets

Current assets
Cash and cash equivalents	$6,409,049	$347,926
Income tax refund receivable	-	987,558
Accounts receivable, net of allowance of $259,974 and $103,531	6,049,880	4,149,820
Prepaid expenses and other	228,693	207,036
Deferred income taxes	538,402	473,765

Total current assets	13,226,024	6,166,105

Property and equipment, net of accumulated depreciation of $5,627,945 and $4,448,472	5,528,919	5,245,949
Intangibles net of accumulated amortization of $5,766,902 and $4,353,015	28,800,709	27,173,678
Deferred income taxes	3,643,312	4,010,032
Other assets	259,344	204,333

Total other assets	32,703,365	31,388,043

Total assets	$51,458,308	$42,800,097

Liabilities and shareholders’ equity

Current liabilities
Line-of-credit	$3,500,000	$3,406,395
Current portion of long-term debt	4,252,134	3,224,419
Accounts payable	4,593,371	4,166,744
Accrued branch efficiency costs	688,662	1,504,697
Accrued payroll and expenses	1,598,608	440,703
Deferred revenue	102,387	37,850

Total current liabilities	14,735,162	12,780,808

Long-term debt	13,407,660	14,763,989

Total liabilities	$28,142,822	$27,544,797

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, 10,000,000 shares authorized; 6,119,893 at September 30, 2001; 5,387,371 at December 31, 2000 issued and outstanding	27,615,778	22,532,809
Treasury stock, 336 shares, at cost	(1,609)	-
Accumulated deficit	(4,298,683)	(7,277,509)

Total shareholders’ equity	23,315,486	15,255,300

Total liabilities and shareholders' equity	$51,458,308	$42,800,097

The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2001	2000	2001	2000
Revenue
Information services	$11,287,762	$7,153,358	$35,631,304	$21,404,851
Ancillary income	279,827	370,175	1,057,574	1,305,459
System affiliates	305,099	295,602	963,139	924,423
Total revenue	11,872,688	7,819,135	37,652,017	23,634,733

Operating expenses
Costs of services provided	6,929,981	4,497,085	21,874,328	13,439,670
Selling, general and administrative	2,132,980	2,112,168	6,641,398	5,983,821
Consolidation costs	60,533	162,370	156,905	488,078
Depreciation and amortization	909,174	1,074,599	2,667,271	2,965,532
Total operating expenses	10,032,668	7,846,222	31,339,902	22,877,101

Income (loss) from operations	1,840,020	(27,087)	6,312,115	757,632
Other income (expense)
Other income	139,639	78,027	342,636	238,445
Interest expense	(516,111)	(455,990)	(1,796,354)	(1,040,987)
Total other income (expense)	(376,472)	(377,963)	(1,453,718)	(802,542)

Income (loss) before income taxes	1,463,548	(405,050)	4,858,397	(44,910)
Income tax expense (benefit)	554,990	(127,701)	1,879,571	33,268
Net income (loss) and comprehensive income (loss)	$908,558	$(277,349)	$2,978,826	$(78,178)
Basic earnings (loss) per share	$.15	$(.05)	$.53	$(.01)
Weighted average basic shares outstanding	6,119,114	5,382,775	5,634,437	5,381,449
Diluted earnings (loss) per share	$.15	$(.05)	$.53	$(.01)
Weighted average diluted shares outstanding	6,262,130	5,696,460	5,663,248	5,624,520

Supplemental Information

EBITDA (a)	$2,888,833	$1,125,539	$9,322,022	$3,961,609
EBITDA per share (a)	$.47	$.21	$1.65	$.74

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

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2001	2000
Cash flows from operating activities
Net income (loss)	$2,978,826	$(78,178)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,667,271	2,965,532
Gain on sale of fixed assets	-	(3,619)
Deferred revenue	64,538	-
Deferred income taxes	302,084	68,345
Changes in operating assets and liabilities
Accounts receivable	(1,900,060)	(960,338)
Prepaid expenses	30,679	326,894
Prepaid income taxes	935,221	-
Other assets	(53,862)	47,099
Accounts payable	426,627	586,633
Consolidation costs payable	(816,035)	-
Accrued payroll, payroll taxes and expenses	1,157,905	(302,740)
Net cash provided by operating activities	5,793,194	2,649,628

Cash flow from investing activities
Purchase of property and equipment	(423,182)	(1,032,221)
Net cash used in the acquisition of business	(1,131,563)	(1,371,604)
Capitalized software costs	(563,152)	(592,704)
Proceeds from sale of fixed assets	-	12,406

Net cash used in investing activities	(2,117,897)	(2,984,123)

Cash flows from financial activities
Principal payments of long-term debt	(2,789,138)	(5,822,063)
Proceeds from issuance of long-term debt	-	4,000,000
Net proceeds from warrants exercised	5,020,767	-
Borrowings on line-of-credit	1,900,000	2,936,395
Payments on line-of-credit	(1,806,395)	(1,574,662)
Net proceeds from employee stock purchase plan	31,581	36,745
Net proceeds from employee stock option plan	40,145	-
Purchase of treasury stock	(11,134)	-
Net cash provided (used) in financing activities	2,385,826	(423,585)
Net increase (decrease) in cash and cash equivalents	6,061,123	(758,080)

Cash and cash equivalents, at beginning of period	347,926	1,023,945
Cash and cash equivalents, at end of period	$6,409,049	$265,865

Supplemental disclosure of cash flow information:

             Interest paid on borrowings for the nine months ended September 30, 2001 and 2000 was $1,796,354 and, $1,040,987, respectively.

             Cash paid for income taxes for the nine months ended September 30, 2001, and 2000 was $1,233,887 and $33,268, respectively.

Supplemental disclosure of non-cash investing and financing activities:

             During the nine months ended September 30, 2000, the Company financed fixed asset purchases totaling $247,952 with notes payable and capital leases.

             During the nine months ended September 30, 2001, and September 30, 2000, the Company acquired license agreements with long-term obligations of $570,505 and $8,688,209, respectively.

             During the nine months ended September 30, 2001, the Company acquired assets of a company for $1.0 million cash and notes payable of $1.6 million.

The accompanying notes to unaudited consolidated financial statements are an integral part of these consolidated statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:              Summary of Significant Accounting Policies

             The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission March 31, 2001, which includes audited financial statements for the years ended December 31, 2000 and 1999.  The results of operations for the nine months ended September 30, 2001, may not be indicative of the results of operations for the year ended December 31, 2001.

             The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” SFAS No. 128 provides for the calculation of “Basic” and “Diluted” earnings per share (“EPS”).  Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  Stock options and warrants convertible or exercisable into approximately 685,863 shares of common stock were outstanding at September 30, 2001 and stock options and warrants convertible or exercisable into approximately 1,806,783 shares of common stock were outstanding as of September 30, 2000.  Of these securities, 630,130 and 1,563,711, respectively, were not included in the computation of diluted EPS because they were anti-dilutive but could potentially dilute EPS in future periods.

Note 2:              Business Acquisitions

             The Company consummated one acquisition on January 1, 2001.  The acquisition has been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of the acquisition.  The purchase price allocation and consideration paid were as follows:

Consolidation		Purchase Price Allocation

Notes payable	$1,600,000	Property and equipment	$260,000

Subtotal non-cash portion	1,600,000	Other Assets	1,150

Cash payments	1,000,000	Intangibles	2,338,850

Total consideration	$2,600,000		$2,600,000

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

Nine Months Ended September 30, 2000

Net sales	$25,679,896
Net income	$122,025
Basic earnings per share	$0.02
Diluted earnings per share	$0.02

Note 3:              Line-of-Credit

The line-of-credit consists of the following:

	September 30, 2001	December 31, 2000

$6,000,000 line-of-credit, interest payable at 5.3125% principal and unpaid interest due April 30, 2002. The line-of-credit requires the Company to meet certain financial covenants. The line is collateralized by substantially all the assets of the Company. The Company amended its credit facility agreement on March 27, 2001, which among other things amended certain financial covenants.	$3,500,000	$3,406,395

Note 4:              Shareholders’ Equity

             During the quarter the Company purchased 1,300 shares of treasury stock and sold 964 shares of this stock to employees for $9,524 in connection with the Company’s Employee Stock Purchase Plan during the third quarter of 2001.

Note 5:              Accounting for Derivative Instruments and Hedging Activities

As of September 30, 2001, the Company had one interest rate swap agreement for a principal amount of $4,000,000, expiring in May 2002. The interest rate swap agreement was entered into with Wells Fargo Bank, N.A. in May 2000, in connection with the Company’s long-term debt obligation to the bank. Under the agreement, the Company pays a fixed rate of interest of 10.10%, and therefore converts a portion of the Company’s long-term debt from a floating rate obligation to a fixed-rate obligation. At September 30, 2001, the estimated fair value of the interest rate swap was an $87,968 liability and was included in accounts payable in the accompanying consolidated balance sheet with the corresponding change in value of $11,032 for the three months ended September 30, 2001 and $87,000 for the nine months ended September 30, 2001, included in interest expense in the accompanying consolidated statements of income.

The Company uses an interest rate swap agreement to manage interest rate risk with regard to its variable rate notes payable. The Company’s interest rate swap does not qualify for using the hedge method of accounting. The fair value of the interest rate swap is recorded as an asset or liability and changes in its fair value are recorded currently in earnings.

The Company is exposed to credit risk in the event of non-performance by the counter-party to the interest rate swap agreement; however, the Company does not anticipate non-performance by the counter-party.

Note 6:              Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the quarters ended September 30, 2001, and September 30, 2000, and also for the nine months ended September 30, 2001, and September 30, 2000.  Total revenue in one business segment includes mortgage services that represent revenue for mortgage related services. Another segment, consumer services, represents all revenue tied to consumer services, and the third segment consists of ancillary and other services.

Identifiable assets by business segment are those assets used in the Company’s operation of each segment.

Three Months Ended	Mortgage Services	Consumer Services	Other Non-Mortgage Services	Total

September 30, 2001
Net sales	$8,984,286	$1,603,583	$1,284,819	$11,872,688
Cost of services	5,518,389	965,476	446,116	6,929,981
Gross profit	3,465,897	638,107	838,703	4,942,707
Total assets	38,749,894	11,679,847	1,028,567	51,458,308
Depreciation and amortization	850,688	44,502	13,984	909,174
Capital expenditures	221,788	2,617	-	224,405

September 30, 2000
Net sales	$5,138,850	$1,164,325	$1,515,960	$7,819,135
Cost of services	3,605,249	744,181	147,655	4,497,085
Gross profit	1,533,601	420,144	1,368,305	3,322,050
Total assets	38,670,236	9,455,389	701,398	48,827,023
Depreciation and amortization	984,749	75,227	14,623	1,074,599
Capital expenditures	376,886	28,331	745	405,962

Nine Months Ended	Mortgage Services	Consumer Services	Other Non-Mortgage Services	Total

September 30, 2001
Net sales	$28,762,816	$4,755,576	$4,133,625	$37,652,017
Cost of services	17,751,878	2,914,943	1,207,507	21,874,328
Gross profit	11,010,938	1,840,633	2,926,118	15,777,689
Total assets	38,749,894	11,679,847	1,028,567	51,458,308
Depreciation and amortization	2,502,819	112,411	52,041	2,667,271
Capital expenditures	420,565	2,617	-	423,182

September 30, 2000
Net sales	$16,426,930	$1,895,752	$5,312,051	$23,634,733
Cost of services	11,691,545	1,131,551	616,574	13,439,670
Gross profit	4,735,385	764,201	4,695,477	10,195,063
Total assets	38,670,236	9,455,389	701,398	48,827,023
Depreciation and amortization	2,800,420	121,949	43,163	2,965,532
Capital expenditures	1,000,162	28,480	3,579	1,032,221

Note 7:              Recently Issued Accounting Pronouncements

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter and after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $8,771 and other intangible assets is $28,791,938. Amortization expense during the nine-month period ended September 30, 2001 was $1,414,868. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

             The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way.  Such risks and uncertainties include but are not limited to: changes in interest rates, the effectiveness of our marketing campaign, the response of the mortgage industry, continued market demand for our services, the effects of seasonality in the housing market, competition, the success of our consolidation plan, our ability to recover intangible and other costs, our ability to manage growth, our ability to successfully develop and market new report services, political and military uncertainties and legal claims.

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

             Results for this reporting period culminated from the operating strategies implemented since becoming public in May 1998. The increases in our operating margins, EBITDA and net income in third quarter 2001 are due to an increase in market share in key business segments, acquisitions in key market areas in mortgage and non-mortgage sectors, more efficient operations, continued advances in technology and favorable mortgage interest rates. Our ongoing focus on Web-based operations at both the client and back-office levels continues to streamline our operations while allowing for faster delivery of our services to our clients. In addition to our operating efficiencies, our successful warrant conversion has strengthened our cash position and opened up new acquisition opportunities for us. Long before heightened sensitivity to fraud detection and identity theft, we began developing tools such as QuickID® and IDscan® to protect clients from identity fraud. These proprietary services cross all of our service lines and provide us a competitive edge. We have also taken the lead in the industry to provide four-hour turnaround time on customer service, which is unheard of today.

             As our revenue has increased, our operating costs have dropped as a percentage of revenue. Our strong performance year-to-date highlights our achievements in adding new revenue while increasing operating margins. Our EBITDA for the first nine months of 2001 is up 135 percent on revenue growth of 59 percent from the same period last year.

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

Result of Operations

The following table sets forth for the periods indicated, as a percentage of total revenue, those items included in the our Unaudited Consolidated Statements of Income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenue
Information services	95.0%	91.5%	94.6%	90.6%
Ancillary income	2.4%	4.7%	2.8%	5.5%
System affiliates	2.6%	3.8%	2.6%	3.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses
Costs of services provided	58.3%	57.5%	58.1%	56.9%
Selling, general and administrative	18.0%	27.0%	17.6%	25.3%
Consolidation costs	0.5%	2.1%	0.4%	2.1%
Depreciation and amortization	7.7%	13.7%	7.1%	12.5%
Total operating expenses	84.5%	100.3%	83.2%	96.8%

Income from operations	15.5%	(0.3)%	16.8%	3.2%
Other income	1.1%	1.0%	0.9%	1.0%
Interest expense	(4.3)%	(5.8)%	(4.8)%	(4.4)%
Income (loss) before income taxes	12.3%	(5.1)%	12.9%	(0.2)%
Income tax expense (benefit)	(4.7)%	1.6%	(5.0)%	(0.1)%
Net income (loss) and comprehensive income (loss)	7.6%	(3.5)%	7.9%	(0.3)%

Supplemental Information

EBITDA (a)	24.3%	14.4%	24.8%	16.7%

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

Comparison of three months ended September 30, 2001 and September 30, 2000

             Information services revenue increased $4.1 million, or 57%, from $7.2 million in the third quarter 2000 to $11.3 million in the third quarter 2001.  This increase consisted of a 76% increase in mortgage revenue and a 38% increase in consumer services.  These revenue increases resulted from an increase in market share at the national and broker levels, acquisitions in key market areas in mortgage and non-mortgage sectors, continued advances in technology and favorable mortgage interest rates.

             Ancillary income represents fees paid by system affiliates for various additional products and services provided to them.  Ancillary income decreased by $90,000, or 24%, from $370,000 in the third quarter 2000 to $280,000 in the third quarter 2001.  This reduction is expected to continue as we acquire additional system affiliates and phase out our franchising and licensing programs.

             System affiliates revenue increased $9,000, or 3%, from $296,000 in the third quarter 2000 to $305,000 in the third quarter 2001.  System affiliates are charged a percentage of their revenue for monthly user fees.  Despite acquiring four system affiliates since September 2000, revenue from remaining system affiliates in a favorable mortgage market outweighed the loss of revenue from these acquisitions.

             Costs of services increased $2.4 million, or 53%, from $4.5 million in the third quarter 2000 to $6.9 million in the third quarter 2001.  As revenue continues to grow, these variable costs may increase in the aggregate but should tend to level out as a percentage of revenue.  As a percentage of revenue, costs of services increased 1% from 57% in 2000 to 58% in 2001.  The increases in direct operational costs are related to our affiliations in non-mortgage emerging services.  This increase is directly related to data costs for non-mortgage revenue.

             Selling, general and administrative expenses increased $21,000, or 1%, from $2.1 million in the third quarter 2000 to $2.2 million in the third quarter 2001.  As a percentage of revenue these costs decreased from 27% to 18%.  As we continue to experience revenue growth, selling, general and administrative expenses may increase in the aggregate but should tend to decrease as a percentage of revenue.  With the integration of our first 34 acquisitions and our dedication to enhancing our technology and corporate infrastructure, selling, general and administrative expenses should continue to represent a smaller percentage of revenue.

             Consolidation costs decreased $101,000, or 62%, from $162,000 for the third quarter 2000 to $61,000 for the third quarter 2001.  These costs include one-time consolidation charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of our regional processing centers.  As the consolidation of our regional processing centers comes to completion, these costs should remain relatively low. As a percentage of revenue, these costs decreased from 2.1% in the third quarter 2000 to 0.5% in the third quarter 2001.

             Depreciation and amortization for the third quarter 2001 was $909,000 compared to $1,075,000 for the third quarter 2000.  This decrease of $166,000, or 16%, reflects the related one-time downward adjustment of intangible assets in the year 2000.  Despite this decrease, depreciation and amortization costs from our 34 acquisitions since August 1998 will continue to have a negative effect on net income.

             Interest expense increased $60,000 from $456,000 in the third quarter 2000 to $516,000 in the third quarter 2001.  As a percentage of revenue, interest expense decreased 1.5% from 5.8% in 2000 to 4.3% in 2001.  This decrease is due to the pay down of many of the seller notes in connection with some of our acquisitions since August 1998 and pay down of our operating line-of-credit.

             Income taxes were $555,000 in the third quarter 2001 compared to a $128,000 benefit in the third quarter 2000.  Our effective tax rate was 37.9% in the third quarter 2001.

             As a result of the foregoing factors, net income for the third quarter 2001 was $909,000, or $0.15 per diluted share, compared to a net loss of $277,000, or $0.05 per diluted share, for the third quarter 2000, a 400% increase over 2000.

             Our third quarter 2001 EBITDA (earnings before interest, taxes, depreciation and amortization) was $2.9 million, or $0.47 per diluted share, as compared to $1.1 million, or $0.21 per diluted share, in the third quarter 2000, a 164% increase over 2000.

Comparison of nine months ended September 30, 2001 and September 30, 2000

             Information services revenue increased $14.2 million, or 66%, from $21.4 million in the nine months ended September 30, 2000 to $35.6 million in the same period 2001.  This increase consisted of a 75%, increase in mortgage revenue and a 151% increase in consumer services.  These revenue increases resulted from an increase in market share at the national and broker levels, acquisitions in key market areas in mortgage and non-mortgage sectors, continued advances in technology and favorable mortgage interest rates.

             Ancillary income represents fees paid by system affiliates for various additional products and services provided to them.  Ancillary income decreased by $200,000, or 15%, from $1.3 million in the nine months ended September 30, 2000 to $1.1 million in the same period 2001.  This reduction is expected to continue as we acquire additional system affiliates and phase out our franchising and licensing programs.

             System affiliates revenue increased $39,000, or 4%, from $924,000 in the nine months ended September 30, 2000 to $963,000 in the same period 2001.  System affiliates are charged a percentage of their revenue for monthly user fees.  Despite acquiring three system affiliates since September 2000, revenue from remaining system affiliates in a favorable mortgage market outweighed the loss of revenue from these acquisitions.

             Costs of services increased $8.5 million, or 64%, from $13.4 million in the nine months ended September 30, 2000 to $21.9 million in the same period 2001.  As revenue continues to grow, these variable costs may increase in the aggregate but should tend to level out as a percentage of revenue.  As a percentage of revenue, costs of services increased 1.2% from 56.9% in 2000 to 58.1% in 2001.  The increases in direct operational costs are related to our affiliations in non-mortgage emerging services.  This increase is directly related to data costs for non-mortgage revenue.

             Selling, general and administrative expenses increased $658,000, or 10%, from $6.0 million in the nine months ended September 30, 2000 to $6.6 million in the same period 2001.  As a percentage of revenue these costs decreased from 25.3% to 17.6%, a 7.7% reduction.  As we continue to experience revenue growth and more efficient operations, selling, general and administrative expenses may increase in the aggregate but should tend to decrease as a percentage of revenue.  With the integration of our first 34 acquisitions and our dedication to enhancing our technology and corporate infrastructure, selling, general and administrative expenses should continue to represent a smaller percentage of revenue.

             Consolidation costs for the nine months ended September 30, 2001 were $157,000 as compared to $488,000 for the same period 2000.  These costs include one-time consolidation charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of our regional processing centers. As the consolidation of our regional processing centers comes to completion, these costs should remain relatively low. As a percentage of revenue, these costs decreased from 2.1% in the first nine months of 2000 to 0.4% in for the same period 2001.

             Depreciation and amortization for the nine months ended September 30, 2001 was $2.7 million compared to $3.0 million for the same period 2000.  This decrease of $300,000, or 10%, reflects the one-time downward adjustment of intangible assets in the year 2000.  Despite this decrease, depreciation and amortization costs from our 34 acquisitions since August 1998 will continue to have a negative effect on net income.

             Interest expense increased $755,000 from $1.0 million in the nine months ended September 30, 2000 to $1.8 million in the same period 2001.  As a percentage of revenue, interest expense increased 0.4% from 4.4% in 2000 to 4.8% in 2001.  This increase is due to additional notes payable issued in connection with our acquisitions.  In 2000, 25 cumulative acquisitions contributed to notes payable and 33 cumulative acquisitions did so in 2001.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” also contributed $88,000 to the increase (see Note 5).  This interest expense should begin to decrease as some of the seller notes and our operating line-of-credit are paid down.

             Income taxes were $1.9 million in the nine months ended September 30, 2001 compared to $33,000 in the same period 2000.  Our effective tax rate was 38.7% for the nine months ended September 30, 2001.

             As a result of the foregoing factors, net income for the nine months ended September 30, 2001 was $3.0 million, or $0.53 per diluted share, compared to a net loss of $78,000, or $0.01 per diluted share, for the same period 2000, a 540% increase over 2000.

             Our EBITDA (earnings before interest, taxes, depreciation and amortization) during the nine months ended September 30, 2001 was $9.3 million, or $1.65 per diluted share, as compared to $4.0 million, or $0.74 per diluted share, in the same period 2000, a 133% increase over 2000.

Liquidity and Capital Resources

             We had cash balances of $6.4 million at September 30, 2001.  We were able to manage the net impact of accounts receivable, accounts payable and accrued expenses on cash flows from operations, which, with depreciation and amortization of $2.7 million, resulted in cash flow provided from operations of $5.8 million.

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

             We used cash of $423,000 to purchase additional computer equipment and furniture for our corporate and regional centers in 2001.  We also used cash to fund $2.8 million of principal payments on long-term debt.

             In May 2000, we obtained a $10.0 million credit facility from Wells Fargo Bank, N.A.  Of the $10.0 million, $4.0 million was used to restructure seller promissory notes from prior acquisitions.  This $4.0 million is a five-year term note that matures May 2005 with monthly principal and interest payments totaling $97,396.  Interest is at a rate of 10.10%, with the September 30, 2001 balance at $2.9 million.

             The remaining $6.0 million Wells Fargo credit facility was an operating line-of-credit with interest payable at 5.3125%.  Principal and unpaid interest is due in April 2002.  Out of this operating line-of-credit, $5.3 million was used for additional acquisitions and operations.  One acquisition was completed in 2001 for $1.0 million in cash and $1.6 million in notes payable.  In connection with this acquisition, we acquired primarily fixed assets and intangibles and acquired access to certain key operating markets. As of September 30, 2001, the outstanding balance on the line-of-credit was $3.5 million.

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

Item 3:       Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk through interest rates related to its cash balances, line-of-credit and notes payable, which have variable interest rates.  The Company also has an interest rate swap agreement for principal amounts of $4,000,000 expiring May 31, 2002.  The Company’s management believes that fluctuations in interest rates in the near term will not materially affect the Company’s consolidated operating results, financial position or cash flow (see Note 5).

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

Dated: November 9, 2001
FACTUAL DATA CORP.
(Registrant)

/s/ J.H. Donnan
J.H. Donnan
Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger
Todd A. Neiberger
Chief Financial Officer (Principal Financial and Accounting Officer)