Form 10-K
period 2001-12-31
FACTUAL DATA CORP
filed 2002-04-16
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 0-24205

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

Common Stock, no par value

(Title of Classes)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002, was approximately $21 million based upon the reported closing sale price of such shares on the Nasdaq National Market for that date. As of March 31, 2002, there were 6,119,893 shares outstanding of which 2,650,650 were held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

See Item 14(c) herein.

The exhibit index appears on page E-1.

FACTUAL DATA CORP.
2001 ANNUAL REPORT ON FORM 10-K

Item 1.     Description of Business

Our Company

      We provide a wide range of customized information services to businesses across the United States that assist them in making critical decisions, such as determining whether to make a mortgage or other loan, offer employment, accept new tenants, or enter into a business relationship. We specialize in providing customized mortgage credit reports and other mortgage related services, consumer credit reports, employment screening, resident screening, and commercial credit reports. Our customers include mortgage lenders and independent mortgage brokers, consumer lenders, employers, property managers, and other business customers desiring information regarding creditworthiness and other matters. We believe we are an industry leader in delivering our service offerings over the Internet and in utilizing technology and focusing on customer service to provide our services with the speed, reliability, accuracy, and customization that industry participants increasingly demand.

      To date, mortgage services have been our primary business and providing mortgage credit reports has generated the majority of our revenue. We believe that we currently are the second largest provider of mortgage credit reports in the United States and the largest provider to independent mortgage brokers. In addition, we are one of five approved information vendors for Freddie Mac’s automated underwriting system and one of 12 approved direct vendors for Fannie Mae’s automated underwriting system. We are also integrated with the top mortgage loan origination software systems in the United States.

      We believe our success in the mortgage services industry results from our focus on developing and offering industry-leading technology and providing industry-leading customer service. This focus is based on our long-standing view that technology and customer service are rapidly transforming the highly fragmented and non-automated mortgage services industry. This has transformed the preparation and delivery of mortgage credit reports from a completely manual procedure with a several day turnaround to a completely automated process with turnaround time approaching a matter of seconds for many of our services.

      In order to capitalize on our competitive advantages in the mortgage credit reporting industry, we began an aggressive expansion plan in 1998. Since that time, we have acquired 37 mortgage service businesses. Prior to our acquisition of these businesses, they had increasingly found it difficult to make the managerial and capital commitments necessary to achieve required customer service levels and upgrade technology and systems, particularly with market demands for increased speed, accuracy, and cost-effectiveness. We slowed our acquisition program significantly in 2000 as a result of several factors, including a lack of capital.

      In an effort to leverage the core competencies and infrastructure that we developed in becoming a leader in the mortgage credit reporting industry, we initiated a diversification strategy into other related information service businesses. We developed our employment screening, resident screening, and commercial credit information businesses internally. We expanded into the consumer credit industry by entering into three lease agreements with Experian Information Solutions, Inc. beginning in mid-2000. Through these leases we sell Experian consumer credit reports to retail banks, retail merchants, automotive dealerships, credit unions, and other businesses in three states. Under these arrangements, we also provide pre-screened promotional lists and account-monitoring programs to financial service providers, such as credit card issuers and home equity line of credit lenders.

Our Services

      We specialize in gathering data from a wide range of sources, adding value by analyzing that information, and electronically delivering and presenting it in the manner that best suits each customer’s decision-making process. The following tables set forth certain information relating to our services.

Mortgage Information Services

Service	Description	Purpose

Merged credit report	Financial history is obtained from one to three credit repositories; duplicate information is removed; and data is merged and reformatted	Assists lending decisions
Credit scores	Credit scores are obtained from one to three credit repositories	Assists lending decisions
Credit score update	Updates financial history from the data source	Updates credit scores for re- evaluation of loan decision
Identity authentication	Finds identity theft, fraud, and misrepresentation upon application	Helps prevent loan losses
Fannie Mae Desktop Originator/ Desktop Underwriter Services	Provider of merged credit reports to Desktop Underwriter	Assists lenders in automated underwriting decisions
Freddie Mac Loan Prospector Services	Direct credit provider of merged credit reports to Loan Prospector	Assists lenders in automated underwriting decisions
Information updates — online customer service	Verifies and updates current status and loan balance	Assists lenders in evaluating loan decisions with updated data
Flood determination certificates	Flood zone determinations	Assists lenders in loan closings
Automated property valuation	Online property valuations	Assists lenders in collateral value determinations
Third-party originator due diligence review	Investigates the credentials of third-party loan originators	Reduces fraudulent loan submissions
Portfolio loan review	Provides current credit scores, automated property valuations, or other loan portfolio data	Determines quality of loan portfolio
Tax return verifications	Accesses IRS tax record information	Verifies tax information to reduce fraud

Consumer and Commercial Information Services

Service	Description	Purpose

Consumer credit reports	Provides financial and credit history information	Assists in lending decisions
Risk score	Provides Fair Isaac Credit (FICO) scores	Assists in lending decisions
Consumer credit segment reports	Provides miscellaneous historical data	Provides collection aids and employment evaluations
Pre-screen products	Provides pre-approved mail and telemarketing promotional lists	Assists in identifying new accounts
Account management services	Reviews existing account portfolio	Monitors account portfolios
Commercial credit reports	Provides commercial, financial, and credit history information	Assists in lending decisions

Resident Screening Services

Service	Description	Purpose

Resident qualifier score	Assigns score weighting	Fair Housing compliance and applicant evaluation
Eviction data search	Searches eviction databases for unlawful detainer and monetary judgments	Reduces credit risk
Criminal record search	Searches state and county criminal record history	Assures safe housing environment
Residence history search	Investigates previous residence history	Decreases customers’ bad debt expense
Public record search	Searches for tax liens, judgments, and bankruptcy history	Reduces credit risk
Merged credit report	Financial history is obtained from one to three credit repositories; duplicate information is removed; and data is merged and reformatted	Assists with renting decisions
Fraud search	Finds fraud, misrepresentation, and inconsistencies upon application	Reduces fraudulent resident applications

Employment Screening Services

Service	Description	Purpose

Identification verification	Compares database information with application	Verifies applicant’s identity, former residence, and employment history
Residence verifications	Provides history of past residency	Compares application information
Financial history verification	Provides summary of applicant’s credit history	Assists in hiring decisions
Criminal history searches	Provides felony and misdemeanor history	Verifies applicant’s criminal history
Motor vehicle reports	Provides history of applicant’s driving record	Provides applicant’s driving history
Employment history verifications	Provides information from previous employers	Validates application information and work history
Substance abuse testing	Detects substance abuse	Assures work place safety
Education verification	Provides information from educational records	Validates education information on resume or application

Our Acquisition Program

      We have acquired 37 information service businesses since 1998, 14 of which were system affiliates. The total purchase price for these acquisitions was approximately $36.5 million. Approximately $20.4 million of this amount was paid in cash, most of which we generated through our initial public offering in 1998 and our private placement in early 1999; $13.8 million was paid with promissory notes or bank debt; and $2.3 million was paid with shares of our common stock. In virtually all of these acquisitions, we were able to bolster the margins of the acquired businesses significantly. We accomplished this by quickly converting the businesses onto our low-cost, efficient technology platform and by eliminating most of their overhead.

      Due to the fragmented nature of the industry, the large number of smaller companies, and various industry trends, the opportunity to acquire information service businesses is abundant. Many of these businesses have increasingly found it difficult to make the managerial and capital commitments necessary to achieve required customer service levels and upgrade technology and systems, particularly with market demands for increased speed, accuracy, and cost-effectiveness.

      We believe our company is regarded as an attractive acquirer by information service companies because of the following factors:

•	our historical growth and performance;

•	the reputation of our management team;

•	the ability of management and employees of acquired companies to participate in our growth and expansion through potential stock ownership and career advancement opportunities; and

•	our ability to offer liquidity to the owners of acquired companies.

      We focus our acquisition efforts on information service businesses. Likely acquisition candidates are companies that would meet the following characteristics:

•	be accretive to earnings;

•	increase our customer and revenue base;

•	offer significant economies of scale through consolidation of facilities, marketing, and administrative functions; and

•	need to associate with a technologically sophisticated information service provider in order to remain competitive.

Customer Service and Support

      We devote considerable effort to customer service and support. Each staff member within our company is certified to understand the Fair Credit Reporting Act, the laws that govern our business and the rights of consumers. Our customer service representatives are available 12 hours per day during the business week.

      Data obtained from the three national repositories frequently contains errors and inconsistencies, which may take up to 30 days to correct. Because of this industry problem, customers request that we verify, update, and otherwise correct the information we receive from the credit repositories on approximately 20% of the reports we issue. Our “4 Hours or It’s Free” guarantee demonstrates our commitment to provide what we believe to be the fastest turnaround time in the industry. We are able to take customer service requests online and immediately begin processing the request. We continually monitor the quality of our customer-support services and enhance our performance guidelines to provide the highest quality service.

      We train our technical support staff in all aspects of our software, all loan origination systems with which we are integrated, and the most common Internet browsers. Our technical support department is available 12 hours per day during the business week. Our goal is to assure that each technical support representative is able to solve a customer’s problem within five minutes. If this is not possible, our senior technical support representatives work with the customer until the problem is solved. With their knowledge of customer requirements and the demands made on our software, our technical support department is an integral part of our attention to servicing customer needs in a timely and friendly manner.

Our Technology

      Our advanced proprietary software and web-based applications enable us to deliver thorough, accurate reports that meet our customers’ formatting specifications. Our technological efforts are designed to enhance our technological leadership, expand our ability to service additional volume without a commensurate increase in costs, and enhance the speed, reliability, customization, and user-friendliness of our service offerings. We have invested significant management attention, personnel, and more than $5.5 million on proprietary computer software, state-of-the-art hardware, and communications systems. We employ 44 technical personnel, including 18 software programmers, to continue to expand our electronic capabilities and develop new applications and service offerings. Our information, processing, and telecommunications systems can access up to 18,000 files per hour and have a capacity exceeding 30,000 calls per day. In addition, our systems are scalable, enabling us to grow our customer base and portfolio of services without degrading efficiency or expending substantial funds.

      We are one of five approved information vendors for Freddie Mac’s automated underwriting system and one of 12 approved direct vendors for Fannie Mae’s automated underwriting system. As the two largest sources of capital for the mortgage industry, Freddie Mac and Fannie Mae have developed numerous programs to simplify the underwriting process and lower the overall cost for both borrowers and lenders. To protect the integrity of their automated underwriting systems, both entities limit the number of directly approved service providers. We believe our technology has allowed us to establish relationships with Freddie Mac and Fannie Mae, which have provided us with expertise, expanded market position, and enhanced industry credibility.

      We collect, integrate, analyze, and deliver information from our technology centers in Loveland and Denver, Colorado. In the event of an interruption of service at either of our centers, the other center can be used to supplement or replace the services as needed. We rely on load balancing and fail-over services from Sprint, as well as redundant routing services within our own network, to ensure that all work is handled expeditiously.

      We believe our systems have sufficient back-up and disaster recovery capability. Because of those precautions, we have experienced little downtime. Nevertheless, our business depends on our ability to protect the technology centers against damage from fire, power loss, telecommunications failure, natural disasters, and similar occurrences. Despite our precautionary backup power and duplicate telecommunication facilities, we could experience a natural disaster, hardware or software malfunction, or other interruption of technology center operations. Extended interruptions in our services could be significantly detrimental, and our insurance may not be adequate to compensate us for all resulting losses.

Privacy and Security Concerns

      Privacy and consumer advocates and federal regulators have become increasingly concerned about how personal information is collected, used, shared, and maintained. For most of our services, we are regulated as a “consumer reporting agency” under the Fair Credit Report Act, or FCRA. We also must comply with the laws of all 50 states. Finally, there is increasing pressure from regulators, legislators, and the private sector for firms engaged in providing information services to restrict the type of information they collect, to adopt controls on how they use and share information, and to ensure that their databases of sensitive information are secure.

      We expend significant effort to assure the security of information that we receive and reports that we generate. We believe we are the only information services provider that requires every employee to be certified under the FCRA. Our staff members receive FCRA training and must pass the certification exam administered by the Consumer Data Industry Association, an international trade association representing consumer credit, mortgage credit reporting, collection service, resident screening, and employment reporting companies. If we acquire a business whose employees are not certified, we require them to complete the FCRA training and certification.

      Additionally, our technology center, website, and computer systems are tested by an independent security firm at least four times each year. These voluntary audits help to reduce our exposure to computer viruses, hackers, common theft, and system failure.

Competition

      We operate in a highly competitive and fragmented industry with a large number of companies in each of our service offerings. While a significant number of these companies are small and operate solely on a local or regional basis, several large companies, including Equifax Credit Information Services, Inc. and The First American Corporation, have substantially greater financial, marketing, and other resources and much greater name recognition than we do.

      The primary competitive factors in the information services industry include the following:

•	responsiveness and reliability of customer service personnel,

•	accuracy and completeness of reports,

•	user-friendliness and customization of reports,

•	technological sophistication and integration with customers’ technology,

•	speed of delivery,

•	fraud detection capabilities,

•	price,

•	brand recognition, and

•	security.

      Our primary competitors in the mortgage services industry include The First American Corporation, CBC Companies, Inc., Fidelity National Financial, Inc., and Equifax Credit Information Services, Inc. In addition, we estimate that there are approximately 1,100 providers of mortgage credit reports, a significant number of which are companies that are small and operate on a local or regional basis.

      In the consumer credit industry, our primary competitors are TransUnion LLC and Equifax Credit Information Services, Inc., both of which are also credit repositories that maintain large databases of credit information. We are a significant customer of both companies.

      We compete in the resident screening services industry, primarily with Resident Data, Inc., Rent Grow, Inc., and The First American Corporation.

      Some of our competitors in the employment screening industry include ChoicePoint, Inc., Avert, Inc. (a division of Automatic Data Processing, Inc.), and TransUnion LLC.

Government Regulation

      Fair Credit Reporting Act. The FCRA governs consumer reporting agencies and the methods they use to produce and sell consumer reports. For example, the FCRA prohibits disclosure of “obsolete” information, which is generally consumer information that is more than seven years old.

      The primary goal of the FCRA is to ensure that consumer information is not made available to persons or businesses not authorized to receive such information. The statute permits consumer reporting agencies to furnish a consumer report only when requested or authorized by the subject consumer, or when requested by a person or business that the agency believes intends to use the information for legitimate business purposes, including the following:

•	to make decisions about new transactions, to monitor risk, and to comply with the terms of existing credit relationships; and

•	to make hiring or promotion decisions.

      The FCRA permits consumers to hold a consumer reporting agency liable if the agency willfully or negligently fails to comply with the statute. Officers and directors of consumer reporting agencies that knowingly and willfully disclose consumer information to unauthorized persons or businesses may suffer criminal penalties.

      State laws. Many states have at least one unique statute or regulation that affects the information services industry, including the following:

•	a number of states have laws similar, but not identical, to the FCRA;

•	some states require businesses engaged in investigative reporting (a term that includes some of the techniques used to generate certain types of consumer reports), to be licensed;

•	numerous states regulate the type of information that can be made available to the public or impose conditions on the release of certain information;

•	certain states prohibit access to workers’ compensation histories; and

•	some states require a signed release from the subject of the report before personal information may be released.

Customers

      Our customers include some of the nation’s largest mortgage originators, real estate investment trusts, government sponsored enterprises, and employers. Our customer base consists primarily of independent mortgage brokers, but also includes property management firms, a variety of banks and credit unions, automobile dealers, collection agencies, and employers of all types. No customer accounted for more than 10% of our revenue during fiscal 2001.

Sales and Marketing

      We maintain an active sales and marketing program to expand our market share throughout the United States. Key aspects of our sales and marketing program include the following:

•	face-to-face marketing efforts with prospective customers by 16 national account representatives and 46 sales representatives managed by seven regional managers;

•	in-house telemarketing to existing and prospective customers that have indicated interest in purchasing our services;

•	public relations efforts;

•	participating in trade shows and seminars;

•	advertising in trade publications;

•	utilizing our website; and

•	mailing quarterly news releases to existing and prospective customers.

Certain Strategic Relationships

      We have a number of strategic relationships that are critical to our business.

•	Reseller Agreements with Equifax, Experian, and TransUnion. On October 8 and November 17, 1998, and October 20, 2001, we entered into reseller services agreements with Equifax, Experian, and TransUnion, respectively, which are the three preeminent national credit repositories in the United States. Under these agreements, we purchase consumer credit information, on a nonexclusive basis, for resale to our customers.

Each agreement enables us to resell the information and reports for use solely in connection with credit granting, mortgage processing, employment screening, and resident screening. Under each agreement, we may also disclose the credit information to a consumer who requests disclosure. In addition, the Equifax and TransUnion agreements permit the use of the information in connection with a legitimate business transaction, involving consumers.

The Equifax agreement will remain in effect until terminated by either party upon at least one year’s notice. Under the Experian agreement, Experian will continue to renew the agreement for successive one-year periods as long as we are in compliance under the agreement and Experian continues to provide services to other resellers. The TransUnion agreement will remain in effect until terminated upon at least 60 days’ prior notice by either party. Each agreement also provides for termination in the event of our breach, bankruptcy, or insolvency.

•	Affiliate Services Agreements with Experian. Effective April 28 and December 1, 2000 and February 1, 2001, we entered into three agreements with Experian for credit reporting on consumers who reside in Colorado, the southern portion of Texas, and Wyoming, respectively. Under each of these agreements, Experian has agreed to allow us, on a non-exclusive basis, to access all credit and other information in its database associated with consumers living in these geographical areas. In addition, Experian assigned to us certain subscriber agreements for certain of its customers located within these areas. We also receive fees from Experian when it sells information to its customers regarding consumers who live in the geographical areas covered by the agreement.

The agreements for Wyoming and portions of south Texas allow Experian to impose marketing and sales performance requirements on us. Each of these two agreements also restricts us from entering into any similar agreement with any other consumer reporting agency during the term of the agreement.

Each agreement has an initial term of ten years and continues for successive one-year periods unless either party delivers to the other party a written notice of intent not to renew the agreement at least six months before the end of the initial ten-year term or any one-year renewal period. In addition, either party may terminate the agreement upon the insolvency or bankruptcy of the other party or following the other party’s breach of the agreement. Experian may also terminate the agreement if we were to enter into a transaction without Experian’s approval that results in a change in our control, ownership, or management.

•	Credit Report Transmission and Access Marketing Agreement with Fannie Mae and Credit Reporting Company Agreement with Freddie Mac. On November 11, 1998 and January 1, 2000, we entered into agreements with Fannie Mae and Freddie Mac, respectively, granting us the right to access technology and information and processing capabilities available through these organizations’ automated underwriting systems and databases, for use in processing consumer mortgage loan applications. Under the Fannie Mae agreement, we provide these services to our customers for which we pay fees to Fannie Mae. Under the Freddie Mac agreement, we provide these services to its customers for which Freddie Mac pays us a fee.

The Fannie Mae agreement will remain in effect for successive 12-month periods until terminated by either party upon 30 days notice. However, Fannie Mae may terminate the agreement at any time for any reason upon 60 days advance notice. Fannie Mae also may terminate the agreement upon our insolvency, bankruptcy, or breach of the agreement.

Freddie Mac has the right to terminate the agreement for any reason in its sole discretion on 30 days’ advance notice. Freddie Mac would also have the right to terminate the agreement if it had concerns regarding our financial condition or if we failed to perform adequately under the agreement.

System Affiliates

      From 1989 to 1993, we franchised our mortgage credit reporting system to companies we call system affiliates. Franchisees pay us fees to use our name and our methods to generate reports. In 1993, we terminated our franchise program in favor of licensing agreements that permit licensees to use our systems to service their own customers in return for a percentage of their gross billings. We stopped executing license agreements in 1995. We will honor our existing contractual obligations, but we do not intend to offer new franchises or licenses in the future. In 2001, system affiliates provided 2.5% of our gross revenue compared to 3.8% in 2000. We expect revenue from system affiliates will decline over time since the number of system affiliates will likely decline.

Intellectual Property

      We rely on a combination of trademark, servicemark, copyright, trade secret and contract protection (like licenses) to establish and protect our proprietary rights in our services and technology. We currently maintain 146 registered trademarks, servicemarks, and copyrights. We are not aware of any infringement of our proprietary rights.

Insurance

      We maintain commercial general liability and property insurance. This policy provides for a general liability aggregate limit of $2 million, and $5 million annual aggregate umbrella coverage. We also carry an errors and omissions policy covering our various service offerings. This policy provides $2 million coverage for each of our seven processing centers.

Employees

      As of April 15, 2002, we employed 235 people on a full-time and 14 people on a part-time basis. Of our full-time employees, 21 are involved in administration, 20 in finance and accounting, 75 in sales and marketing, 40 in technology and systems, and 79 in operations. There are no union or collective bargaining agreements between us and our employees. We consider our relationship with our employees to be good.

Other Information

      Factual Data was incorporated in the State of Colorado in 1985. Our principal office is located at 5200 Hahns Peak Drive, Loveland, Colorado 80538, and our telephone number is (970) 663-5700.

SPECIAL CONSIDERATIONS

      To inform shareholders of our future plans and business strategies, this report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements.” Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such factors affecting us include, but are not limited to, the following:

A decrease in demand for mortgage credit reports will likely decrease our earnings.

      Our primary service is the preparation of our mortgage credit reports. The demand for this service depends primarily upon the level of home mortgage originations and refinancings and, to a lesser extent, the efforts of lenders to develop new, and monitor existing, credit relationships. Consumer demand for mortgage credit tends to vary as a result of interest rate fluctuations and general economic conditions, with demand tending to decrease during periods of economic contraction or rising interest rates. As a result of our lack of diversification and dependence on mortgage market activity, a downturn in the demand for mortgage credit reports would adversely affect our business, operating results, and financial condition, particularly if we were unable to control our costs, including repository, labor, and communication charges, during a period of reduced demand.

Our diversification efforts may be unsuccessful.

      We plan to diversify our business and reduce our reliance on the mortgage industry through acquisitions of non-mortgage information service businesses and the introduction of new services developed internally. Each of these strategies involves substantial risks and uncertainties, and we cannot provide assurance that our acquisition program or new service offerings will be successful.

      Historically, the majority of the businesses we have acquired have been mortgage-related. We believe our acquisition program has allowed us to rapidly grow our business. To the extent that we are able to continue to acquire attractive mortgage-related businesses, we intend to do so. Accordingly, our dependence on the mortgage industry may increase.

Our acquisition strategy involves significant risks, including a drain on our resources, unforeseen expenses, increased competition for acquisitions, additional debt, shareholder dilution, and a lower stock price.

      During 1998, we implemented a consolidation strategy to acquire businesses that we believe have the potential to complement or expand our business. Our growth strategy of acquiring additional businesses involves significant risks, including the following:

      Drain on resources. The acquisition process requires a substantial commitment of management time and resources in considering various potential acquisition candidates, including the exchange of confidential information, conducting due diligence, negotiating acquisition terms, and completing the acquisition. As a result of these and other factors, a number of potential acquisitions that from time to time appear likely to occur are not consummated.

      Unforeseen expenses. Acquisitions may entail reorganizing acquired business operations, corporate infrastructure and systems, and financial controls. Unforeseen expenses, difficulties, and delays frequently encountered in connection with rapid expansion through acquisitions could inhibit our growth and negatively impact our profitability.

      Competition for acquisitions may negatively affect our investment returns. We may be unable to identify suitable acquisition candidates or to complete the acquisition of candidates that we identify. Competition for acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. We may not be able to identify suitable acquisition candidates at economical prices, and we may not be able to compete for available acquisition opportunities.

      We may incur debt or dilute our shareholders. We may issue common or preferred stock and incur substantial indebtedness in acquiring additional businesses. Issuances of common stock in future acquisitions may dilute shareholders. We may also issue preferred stock with terms and preferences that exceed the rights of common shareholders. We may incur indebtedness in connection with acquisitions, and we cannot assure you that the operations and cash flow of the acquired entity will be sufficient to repay the debt. Finally, we may not be able to borrow funds at economical terms or issue common stock with a sufficient market price to complete the acquisitions.

      The market price of our common stock may be negatively affected due to timing and integration concerns. The size, timing, and integration cost of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. Consequently, operating results for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could adversely affect the market price of our common stock.

Our internal growth and operating strategies involve risk.

      In addition to pursuing growth by acquisitions, we intend to continue to pursue a strategy of growth by introducing new services in our existing and new markets. Accomplishing these expansion goals will depend upon a number of factors, including the following:

•	our ability to identify new markets in which we can sell our existing or additional services;

•	our ability to hire, train, and retain qualified personnel;

•	the timely integration of new services with existing operations;

•	our ability to achieve adequate market penetration at favorable operating margins; and

•	our financial resources.

      We may not be able to introduce new services on a timely or profitable basis. Moreover, the costs associated with introducing new services may adversely affect our profitability.

      As a result of these growth strategies, we expect to expend significant time and effort in introducing new services. Our systems, procedures, controls, and financial resources may not be adequate to support our expanding operations. The inability to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

      Our planned growth also will impose significant added responsibilities on members of senior management and require us to identify, recruit, and integrate additional senior level managers. We may not be able to identify, hire, or train suitable additions to management.

We must integrate the operations of acquired businesses.

      Our success depends, in part, on our ability to integrate the operations of the acquired businesses and other businesses we acquire in the future, including centralizing certain functions to achieve cost savings, pursuing programs and processes that promote cooperation and the sharing of opportunities and resources, developing sales and marketing programs, and retaining acquired customers. We may not be able to oversee the combined entity efficiently or to implement effectively our growth and operating strategies. To the extent that we successfully implement our acquisition strategy, our resulting growth will place significant additional demands on our management and infrastructure. Our failure to implement successfully our strategies or operate effectively the combined entity could have a material adverse effect on our business, financial condition, and results of operations. These effects could include lower revenue; higher cost of sales; increased selling, general, and administrative expenses; and reduced margins.

We may require significant additional capital to expand our business.

      Our growth strategy will require us to secure significant additional capital. Our future capital requirements will depend upon the size, timing, and structure of future acquisitions and our working capital and general corporate needs. If we finance future acquisitions in whole or in part through the issuance of common stock or securities convertible into or exercisable for common stock, existing shareholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our common stock for acquisitions will depend on the market value of our common stock from time to time and the willingness of potential sellers to accept our common stock as full or partial consideration. Our inability to use our common stock as consideration, to generate cash from operations, or to obtain funding through debt or equity financings in order to pursue our acquisition program could materially limit our growth.

      As of March 31, 2002, we had approximately $3.4 million in cash and cash equivalents, and $4.3 million available on our operating line of credit. Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial and operational covenants and other restrictions with which we must comply, including the maintenance of various financial ratios, limitations on capital expenditures, and the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

We may not be successful in implementing our business strategy due to the significant competition we face.

      We operate in a highly competitive environment with a large number of companies competing with each of our service offerings. For example, there are approximately 1,100 providers of mortgage credit reports. While a significant number of these companies are small and operate solely on a local or regional basis, several large companies with which we compete, including The First American Corporation, CBC Companies, Inc., Equifax Credit Information Services, Inc., Fidelity National Financial, Inc., and Experian Information Solutions, Inc., have substantially greater financial, marketing, and other resources and much greater name recognition than we do.

Our agreements with the three preeminent credit repositories have limited scope, can be cancelled on short notice, allow for unspecified future price increases, and expose us to claims and liabilities from the use of inaccurate information.

      We do not maintain our own databases. To obtain consumer credit data, we rely on agreements with the three preeminent national credit repositories: Equifax Credit Information Services, Inc., Experian Information Solutions, Inc., and TransUnion, LLC. Substantial portions of our business depend on our ability to access consumer credit data from these credit repositories and to do so at a cost that is comparable with our competitors.

      Under each agreement, we may resell the information and reports for use solely in connection with credit granting, mortgage processing, employment screening, and resident screening, but not for insurance underwrit-

ing, collections, or governmental licensing transactions. Under each agreement, we may also disclose the credit information to a consumer who is denied a benefit and requests disclosure. In addition, the Experian and TransUnion agreements permit the use of the information in connection with a legitimate business transaction involving the consumer.

      The agreements do not guarantee the accuracy or correctness of the information contained in the databases maintained by credit repositories, but require us to hold the repositories harmless and indemnify them from claims or liabilities arising from the use of inaccurate information contained in the databases.

      Equifax and TransUnion have the right to terminate upon one year and 60 days’ advance notice, respectively. Experian can terminate in the event of a breach by us.

      We also have service agreements with Experian covering Colorado, Wyoming, and the southern portion of Texas. Experian could terminate any of the agreements on at least six months’ notice before the end of the initial 10-year term or before the end of any succeeding one-year term.

      In view of our dependence on these three credit repositories for our consumer credit data, substantial harm to our business would result if any of these three repositories, for whatever reason, were to terminate any of these agreements and we were unable to enter into an acceptable replacement agreement. In addition, any substantial increase in the prices we pay these repositories for consumer credit data that we cannot pass through to our customers could have a material adverse impact on our results of operations and our ability to compete.

Our indebtedness could adversely affect our financial position and limit our ability to expand our business.

      As of March 31, 2002, we had outstanding approximately $18.0 million of indebtedness, including approximately $1.7 million under our operating line of credit, $10.3 million under capital lease obligations, and approximately $6.0 million under notes payable from acquisitions. We may incur additional indebtedness in the future to finance acquisitions, expand our service offerings, or make capital expenditures. Our current credit facilities contain, and any additional credit facilities can be expected to contain, restrictive financial, operational, and other covenants.

      Our level of debt could have a number of negative consequences, including the following:

•	requiring us to dedicate a substantial portion of our cash flow from operations to repayment of debt, thereby limiting the availability of cash for other purposes;

•	increasing our vulnerability to adverse economic conditions or worsening operating results by making it more difficult to borrow additional funds to maintain our operations;

•	hindering our flexibility in planning for or reacting to changes in our business and industry by preventing us from borrowing money to expand our business or upgrade our equipment or facilities; and

•	limiting or impairing our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

Our business is subject to governmental regulation, increasing concern about privacy issues, and legal considerations.

      Concerns about individual privacy and the collection, distribution, and use of information about individuals have led to substantial governmental regulation of the credit reporting industry. The credit reporting industry is regulated under the federal Fair Credit Reporting Act, or FCRA, and by legislation in many states. The credit reporting industry has been subject to increased legislative attention. Bills are pending in various state legislatures that are generally intended to regulate how personal information is used. While we do not believe that any of the proposed state bills, if passed as currently drafted, would have a material adverse effect on us, there can be no assurance that pending or additional federal or state consumer-oriented legislation will not significantly limit demand for, or increase the costs of, certain of our services. Under general legal concepts and, in some instances, under specific federal and state statutes, we could be held liable to customers or to the subjects of credit reports prepared by us for inaccurate information or misuse of information. We maintain internal policies designed to help assure that credit information retrieved by us is accurate and complies with provisions of the FCRA. We may not be able to defend successfully any claims made against us, and insurance may not cover any such claims. Uninsured losses from such claims might arise that could adversely impact our operations and financial condition.

We may not be able to meet the automated level of performance required by some of our larger customers and strategic relationships, and the agreements we have with Fannie Mae and Freddie Mac can be cancelled on short notice.

      Mortgage originators and secondary mortgage market participants, including Fannie Mae and Freddie Mac, require that any mortgage originated or purchased be supported by a credit report on the mortgagee that is prepared by an independent entity, such as us. A number of the larger mortgage originators and purchasers are increasingly using automated credit reporting techniques that require credit report providers to render almost instantaneous responses, often within 60 seconds or less. We may not be able to continue to provide the level of performance required by these or other large institutions. Additionally, we may not be able to match the level of technological service provided, or developed in the future, by competitors. We also recently introduced a program under which we guarantee to complete line item verifications and updates on our mortgage credit reports within four hours of a request, or the service is free of charge. Our inability to meet the guaranty could adversely affect our revenue and harm our reputation in the industry.

      In order to provide mortgage credit reports to a growing number of our customers, we rely on access to the automated underwriting systems owned and maintained by Fannie Mae and Freddie Mac, which are the two largest participants in the secondary mortgage market. We receive this access through agreements with Fannie Mae and Freddie Mac. As a result of these agreements, we depend to a great extent on the success of the Fannie Mae and Freddie Mac automated underwriting systems, which currently constitute a relatively small but growing portion of all conforming mortgage originations. There can be no assurance that Fannie Mae and Freddie Mac will continue or expand these programs, maintain current cost structures, or determine not to impose additional procedures or requirements.

      Fannie Mae has the right to terminate the agreement at any time for any reason upon 60 days’ notice. Fannie Mae also may terminate the agreement in the event of our bankruptcy, insolvency, or breach. Freddie Mac has the right to terminate the agreement in its sole discretion upon 30 days’ notice. The termination of either agreement, and the denial of our access to Fannie Mae’s and Freddie Mac’s systems, would have a major detrimental impact on our ability to provide automated mortgage credit reports.

Any hardware or software malfunction, loss of telecommunications capabilities, or other operational interruptions at either of our data centers for more than a short period of time could adversely affect our ability to service our customers.

      Any hardware or software malfunction, loss of telecommunications capabilities, or other operational interruptions at either of our data centers for more than a short period of time could adversely affect our ability to service our customers. Although we maintain redundant systems and backups in and between our two data centers, we remain subject to the consequences of power loss, internal or external telecommunications failures, fire, and various natural disasters.

We depend on our intellectual property and technological know-how, and our failure to protect that intellectual property or advance our know-how could have an adverse effect on our business.

      We rely on trademark and copyright laws, trade secret protection, and confidentiality and other agreements with our employees, customers, and others to protect our intellectual property. However, some of our intellectual property and our technological know-how is not protected and, despite our precautions, it may be possible for third parties to use our intellectual property and know-how without authorization from us. We may not be successful in protecting our proprietary rights and know-how. Any infringement of any of our intellectual property rights or third-party use of our know-how could have an adverse effect on our ability to operate successfully.

We depend on key personnel.

      Our success depends, in large part, upon the continuing efforts and abilities of our executive officers, particularly our Chief Executive Officer, J. H. Donnan. We do not have an employment agreement with Mr. Donnan or any of our other executive officers or key personnel. In addition, we likely will depend on the key management of any significant businesses we acquire in the future. The loss of the services of one or more of our key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business.

Our articles of incorporation, bylaws, and Colorado law could make it more difficult for a third party to acquire us.

      Our articles of incorporation and bylaws contain provisions that may have the effect of making more difficult, discouraging, or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of our shareholders. These provisions include the following:

•	the ability of our Board of Directors to issue authorized but unissued common and preferred stock without action by our shareholders;

•	a classified Board of Directors, which provides for the election of directors for three-year terms, with approximately one-third of the Board of Directors standing for election each year;

•	limitations on alteration of the classified Board provisions and the ability of shareholders to remove directors; and

•	the requirement to obtain the affirmative vote of the holders of at least two-thirds of our capital stock to approve a merger, dissolution, or sale of all or substantially all of our assets.

We must evaluate our intangible assets annually for impairment.

      Our intangible assets are recorded at cost less accumulated amortization and consist of customer lists, goodwill, covenants not-to-compete, license agreements, intellectual property, and loan origination costs. Through December 31, 2001, customer lists and goodwill were amortized using the straight-line method over 15 years; and covenants not-to-compete and license agreements were amortized over the life of the agreements, which ranged from three to 10 years; intellectual property was amortized from 13 to 15 years; and loan origination costs were amortized over the loan term.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 provides that goodwill and certain intangibles no longer will be amortized, but instead will be tested for impairment at least annually. In the event that we determine our intangible assets have been impaired, we must record a write-down of those assets on our statement of operations during the period of impairment. Our determination of impairment will consider various factors, including the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      We plan to adopt SFAS 142 during fiscal 2002, and we may incur future impairments of our intangible assets or goodwill upon adoption.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires the recognition of an impairment loss if the carrying amount of a long-lived assets is not recoverable from their undiscounted cash flows and measures the impairment loss as the difference between the carrying amount and fair value of the assets.

      We expect to continue to amortize our customer lists and intellectual property over the same time periods as previously used. These recent accounting pronouncements, however, require the testing of our intangible assets for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $28.7 million as of December 31, 2001, and we expect the carrying value of net intangible assets will increase significantly as we acquire additional businesses. Any impairments in future periods of those assets, or a reduction in their consumptive lives, could materially and adversely affect our statement of operations and financial position.

Directors, officers, and certain other shareholders own a significant portion of our common stock.

      Our directors and executive officers and persons associated with them beneficially own a total of approximately 57.5% of the issued and outstanding shares of our common stock. As a result of this ownership, these persons have the power to control our company, including the election of directors, the determination of matters requiring shareholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

Our stock price may be volatile.

      The market price of our common stock could be subject to wide fluctuations as a result of many factors, including the following:

•	variations in quarterly operating results;

•	amortization and possible impairment of the carrying value of our intangible assets;

•	the level and success of our acquisition program and new service offerings;

•	the success of our integration of acquisitions;

•	changes in earnings estimates published by analysts;

•	the level of interest rates;

•	general economic, political, market, and industry conditions;

•	seasonality and weather conditions;

•	governmental policies and regulations;

•	industry performance in general;

•	factors relating to suppliers, customers, and competitors; and

•	recruitment or departures of key personnel.

      In addition, the relatively few number of shares held by the public, periodically weak market demand for small-and mid-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance could result in significant fluctuations in the market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect our acquisition program.

Shareholders may incur immediate and substantial dilution.

      The issuance of additional common or preferred stock in the future, including shares that we may issue pursuant to exercise of outstanding options or warrants and future acquisitions, may result in dilution in the net tangible book value per share of our common stock. Our Board of Directors has the power and authority to determine the terms of an offering of shares of our capital stock, or securities convertible into or exchangeable for these shares, to the extent of our shares of authorized and unissued capital stock.

Sales of large number of shares could adversely affect the price of our common stock.

      Substantial sales of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital or make acquisitions through the issuance of equity securities. As of March 31, 2002, there were 6,119,893 shares of our common stock outstanding. Of these shares, 2,650,650 are freely tradable without restriction or further registration under the securities laws and 3,469,243 shares are held by directors, officers, and other affiliates of our company. We have registered for resale 1,669,243 shares held by affiliates of two of our directors. The remaining balance of shares held by our directors, officers and other affiliates are subject to the resale limitations of Rule 144 described below. In addition, approximately 880,000 shares issuable upon the exercise of options and warrants outstanding as of March 31, 2002 may become available for sale in the public markets.

      In general, under Rule 144 adopted under the Securities Act, any person that beneficially owns restricted securities for one year and any person deemed to be an affiliate of our company is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of (1) 1% of the then outstanding shares of common stock of our company or (2) the average weekly trading volume in common stock during the four calendar weeks preceding such sale. A person that is not an affiliate and has held restricted securities for at least two years is entitled to sell such shares without any limitations.

Item 2.     Properties

      Our corporate offices are located in two buildings in Loveland, Colorado. We have 20-year operating leases for 32,086 square feet of space in one building and 19,349 square feet in the other. We anticipate the two spaces will be adequate to meet our office requirements for the foreseeable future. We also hold six operating leases for our regional offices, most of which are not material and none of which has a term exceeding ten years.

Item 3.     Legal Proceedings

      We are not a party to any legal proceedings except those in the ordinary course of our business. We believe there is no proceeding threatened or pending against us which, if determined adversely, would have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted by us to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2001.

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Our common stock is quoted on the Nasdaq National Market under the symbol “FDCC.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market:

2000	High	Low

First Quarter	$8.56	$6.75
Second Quarter	9.25	8.00
Third Quarter	9.38	7.38
Fourth Quarter	7.88	5.00

2001

First Quarter	$7.06	$5.00
Second Quarter	7.73	6.81
Third Quarter	11.75	7.21
Fourth Quarter	11.34	7.79

      On April 12, 2002, the last reported sales price of our common stock as reported on the Nasdaq National Market was $7.25 per share. As of April 12, 2002, there were 33 holders of record of our common stock and approximately 600 beneficial owners of our common stock.

      We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Our bank credit facility has customary restraints on our ability to pay cash dividends. Any cash dividends in the future will be determined by our Board of Directors based on our earnings, financial condition, capital requirements, and other relevant factors.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1997, 1998, 1999, and 2000 and the consolidated balance sheet data as of December 31, 1997, 1998, 1999, and 2000 are derived from our consolidated financial statements, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, our former independent public accountants. The consolidated statements of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 are derived from our consolidated financial statements, which have been audited by BDO Seidman LLP, our independent public accountants, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	For the Years Ended December 31,

	1997	1998	1999	2000	2001

	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Mortgage services	$3,450	$8,867	$23,738	$25,560	$42,552
Consumer services	—	—	—	3,180	6,476
Other services	70	1,077	2,092	2,521	2,212

Total revenue	3,520	9,944	25,830	31,261	51,240

Operating expenses:
Cost of services	1,603	4,747	15,400	18,280	29,828
Selling, general, and administrative	766	2,067	4,907	8,132	9,263
Depreciation and amortization	355	776	2,715	4,131	3,621
Acquisition consolidation costs(1)	—	—	1,245	602	158
Branch efficiency costs(2)	—	—	—	3,046	(170)
Impairment adjustment to intangible assets(3)	—	—	—	11,798	—

Total operating expenses	2,724	7,590	24,267	45,989	42,700

Income (loss) from operations	796	2,354	1,563	(14,728)	8,540
Other income	29	185	201	502	496
Interest expense	(78)	(152)	(580)	(1,542)	(2,239)

Income (loss) before income taxes	747	2,387	1,184	(15,768)	6,797
Income tax expense (benefit)	244	810	525	(5,611)	2,661

Net income (loss)	$503	$1,577	$659	$(10,157)	$4,136

Earnings (loss) per share:
Basic	$0.28	$0.59	$0.13	$(1.89)	$0.72

Diluted	$0.28	$0.57	$0.13	$(1.89)	$0.71

Weighted average shares outstanding:
Basic	1,800	2,681	4,938	5,383	5,757
Diluted	1,800	2,769	5,219	5,383	5,819
Balance Sheet Data:
Current assets	$1,219	$6,331	$5,637	$6,322	$12,794
Total assets	2,864	18,177	39,692	42,800	50,884
Current liabilities	1,103	4,546	8,014	12,781	14,268
Long-term debt and other liabilities	1,114	2,795	6,319	5,971	4,754
Experian and other capital lease obligations	—	—	—	8,793	7,387
Shareholders’ equity	647	10,836	25,359	15,255	24,475

(1)	Acquisition consolidation costs include charges for items such as recruiting fees, salaries, and travel costs from the consolidation and relocation of the acquired companies’ operations to our regional processing centers.

(2)	Branch-efficiency costs consist primarily of future operating lease payments for office space, telecommunications and office equipment, leasehold improvements, furniture, and equipment.

(3)	During fiscal 2000, we elected to change our method of evaluating intangible assets from an undiscounted cash flow approach to a discounted cash flow approach, resulting in a one-time charge of approximately $11.8 million. See note 3 to our consolidated financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with our audited consolidated financial statements, including the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including the special considerations set forth in Item 1 and elsewhere in this report.

Overview

      We provide a wide range of customized information services to businesses across the United States that assist them in making critical decisions, such as determining whether to make a mortgage or other loan, offer employment, accept new tenants, or enter into a business relationship. We specialize in providing customized mortgage credit reports and other mortgage related services, consumer credit reports, employment screening, resident screening, and commercial credit reports. Our customers include mortgage lenders and independent mortgage brokers, consumer lenders, employers, property managers, and other business customers desiring information regarding creditworthiness and other matters. We believe we are an industry leader in delivering our service offerings over the Internet and in utilizing technology and focusing on customer service to provide our services with the speed, reliability, accuracy, and customization that industry participants increasingly demand.

Critical Accounting Policies

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

      We recognize revenue when the mortgage credit report or other information, collectively a “unit,” has been delivered to the customer, persuasive evidence of the terms of the arrangement exists, our fee is fixed and determinable, and collectibility is reasonably assured. Delivery usually takes place electronically and revenue is recognized when the customer has access to the data. Our “4 Hours or It’s Free” guarantee applies to line-item verifications and updates on our reports. We do not recognize revenue on services subject to the guarantee until the guarantee conditions are met. The fees we charge our customers are based on the type of unit delivered. We do not receive upfront set up fees or other upfront fees from our customers. Our cost of services primarily includes data costs, which are expensed when the unit is delivered to the customer.

Valuation of Goodwill and Other Intangible Assets

      We assess the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      Until our adoption of SFAS No. 142 discussed below, when we determine that the carrying value of other intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. Other intangible assets and net goodwill amounted to $28.7 million as of December 31, 2001.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. As of December 31, 2001, the net carrying amount of goodwill of $168,000 will no longer be amortized and will be subject to impairment testing under SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing, but have not yet determined, how the adoption of SFAS No. 142 will impact our financial position and results of operations. Other intangible assets with a carrying amount of $28.5 million at December 31, 2001 will be subject to the amortization methods prescribed by SFAS No. 142.

Allowance for Doubtful Accounts

      We estimate the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of expenses for any period if we made different judgments or utilized different estimates. Our accounts receivable was $6.2 million as of December 31, 2001, and our allowance for doubtful accounts was $244,000 as of December 31, 2001.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheet.

      Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities. We recorded a net deferred tax asset of approximately $3.9 million at December 31, 2001, of which approximately $3.8 million related to intangible assets. We believe that it is more likely than not that the deferred tax assets will be realized from the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced, and charged against our results from operations in future periods, if we do not generate sufficient future taxable income.

Capitalized Software Development Costs

      We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $624,000, $755,000, and $749,000 of costs during the years ended December 31, 1999, 2000, and 2001, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $416,000, $514,000, and $654,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

Business Segments

      We classify our business operations into three reporting segments: mortgage services, consumer services, and other services. Historically, we have derived most of our revenue from mortgage services, with our primary service in this segment being our mortgage credit reports. Through our consumer services business, we generate revenue primarily from the delivery of consumer credit reports. Our other services consist of resident and employment screening services.

Results of Operations

Years Ended December 31, 2000 and 2001

      Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows (in thousands):

Year Ended	Mortgage	Consumer	Other
December 31, 2001	Services	Services	Services	Total

Revenue	$42,552	$6,476	$2,212	$51,240
Cost of services	24,286	3,872	1,670	29,828
Cost of services as a percent of revenue	57.1%	59.8%	75.5%	58.2%

Year Ended	Mortgage	Consumer	Other
December 31, 2000	Services	Services	Services	Total

Revenue	$25,560	$3,180	$2,521	$31,261
Cost of services	15,417	1,875	988	18,280
Cost of services as a percent of revenue	60.3%	59.0%	39.2%	58.5%

      Total revenue increased $19.9 million, or 63.6%, from $31.3 million in 2000 to $51.2 million in 2001.

      Mortgage services revenue increased $17.0 million, or 66.4%, from $25.6 million in 2000 to $42.6 million in 2001 as a result of our ability to obtain new business from national accounts and independent mortgage brokers, acquisitions in key market areas, continued advances in our technology, and a favorable mortgage environment, which fueled demand for our mortgage services.

      Consumer services revenue increased $3.3 million, or 103.1%, from $3.2 million in 2000 to $6.5 million in 2001 as a result of the benefit of a full year of business in all three Experian territories and the addition of new customers in these territories.

      Other services revenue decreased $300,000, or 12.0%, from $2.5 million in 2000 to $2.2 million in 2001. This overall decrease consisted of a $453,000 increase in resident and employment screening services as a result of the development of new customers, offset by a $753,000 decrease as a result of our termination of a resident screening agreement.

      Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $11.5 million, or 62.8%, from $18.3 million in 2000 to $29.8 million in 2001. These costs are primarily variable costs, which tend to fluctuate with changes in revenue, but tend to remain fairly consistent as a percentage of revenue. As a percentage of revenue, cost of services decreased from 58.5% in 2000 to 58.2% in 2001.

      Mortgage cost of services increased $8.9 million, or 57.8%, from $15.4 million in 2000 to $24.3 million in 2001 as a result of our increased revenue. However, as a percentage of revenue, mortgage cost of services decreased from 60.3% in 2000 to 57.1% in 2001 as a result of lower data costs and our ability to use our technology to reduce salary costs.

      Consumer cost of services increased $2.0 million, or 105.3%, from $1.9 million in 2000 to $3.9 million in 2001 as a result of increased revenue. As a percentage of revenue, these costs remained fairly consistent, increasing from 59.0% in 2000 to 59.8% in 2001.

      Other cost of services increased $712,000, or 72.1%, from $988,000 in 2000 to $1.7 million in 2001 and increased as a percentage of revenue from 39.2% in 2000 to 75.5% in 2001. This increase was due to our implementation of a new marketing call center for other services during the fourth quarter of 2000 and our termination of a resident screening agreement.

      Selling, general, and administrative expenses increased $1.2 million, or 14.8%, from $8.1 million in 2000 to $9.3 million in 2001. As a percentage of revenue, these costs decreased from 26.0% to 18.1%, a 7.9% reduction. We expect selling, general, and administrative expenses to increase in the aggregate as we grow our business. However, these expenses should tend to decrease as a percentage of revenue as we integrate acquisitions and lower our costs through continued technological advances.

      Depreciation and amortization decreased $500,000 or 12.2%, from $4.1 million in 2000 to $3.6 million in 2001. This decrease reflected the impact on amortization of the $11.8 million write-down of intangible assets in 2000. The adjustment was the result of our election to change our accounting policy in assessing our intangible assets from a policy based upon undiscounted cash flows to a policy that utilizes discounted cash flows. We believed that the use of a discounted methodology was preferable and was consistent with the methodology we utilized in assessing acquisition opportunities.

      Acquisition consolidation costs decreased $444,000, or 73.8%, from $602,000 in 2000 to $158,000 in 2001. This decrease was due primarily to the fewer number of acquisitions in 2001 than in 2000. These costs included consolidation charges for items such as recruiting fees, salaries, and travel costs for the consolidation and relocation of the acquired companies to our regional processing centers.

      In 2001, we recorded a $170,000 reduction in our previous estimate of branch efficiency costs of $3.0 million in 2000. The branch efficiency costs in 2000 consisted primarily of future operating lease payments for office space, telecommunications and office equipment, leasehold improvements, furniture, and equipment.

      In 2000, we recorded an impairment adjustment to intangible assets of $11.8 million because of a change in accounting policy. In 2001, we did not have any impairment adjustment.

      Interest expense increased $700,000, or 46.7%, from $1.5 million in 2000 to $2.2 million in 2001. This increase primarily was due to a full year of interest recognized under our $10.3 million Experian capitalized lease agreements during 2001.

      Income tax expense was $2.7 million in 2001 compared to an income tax benefit of $5.6 million in 2000. Our effective tax rate was 39.1% for 2001.

      As a result of the foregoing factors, net income in 2001 was $4.1 million, or $0.71 per diluted share, compared to a net loss of $10.2 million, or $1.89 per diluted share, in 2000.

      Our EBITDA (earnings before interest, taxes, depreciation, and amortization but excluding branch efficiency costs and an impairment adjustment to intangible assets), was $12.5 million in 2001 compared to $4.7 million in 2000, a $7.8 million, or a 165.9%, increase over 2000. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Years Ended December 31, 1999 and 2000

      Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows (in thousands):

Year Ended	Mortgage	Consumer	Other
December 31, 2000	Services	Services	Services	Total

Revenue	$25,560	$3,180	$2,521	$31,261
Cost of services	15,417	1,875	988	18,280
Cost of services as a percent of revenue	60.3%	59.0%	39.2%	58.5%

Year Ended	Mortgage	Consumer	Other
December 31, 1999	Services	Services	Services	Total

Revenue	$23,738	$—	$2,092	$25,830
Cost of services	14,114	—	1,286	15,400
Cost of services as a percent of revenue	59.5%	—	61.4%	59.6%

      Total revenue increased $5.5 million, or 21.3%, from $25.8 million in 1999 to $31.3 million in 2000.

      Mortgage services revenue increased $1.9 million, or 8.0%, from $23.7 million in 1999 to $25.6 million in 2000 primarily as a result of the full-year impact of acquisitions in 1999 and the partial year impact of acquisitions in 2000 as well as our ability to obtain new business from national accounts and independent mortgage brokers. These acquisitions contributed to our ability to increase revenue despite the overall market decline in mortgage originations in 2000.

      Consumer services revenue in 2000 was $3.2 million. We did not generate any consumer services revenue in 1999. During May 2000, we entered into our first lease agreement with Experian covering the state of Colorado.

      Other services increased $400,000, or 19.0%, from $2.1 million in 1999 to $2.5 million in 2000. This increase was primarily due to the commencement of a resident screening agreement.

      Total cost of services increased $2.9 million, or 18.8%, from $15.4 million in 1999 to $18.3 million in 2000. These costs are primarily variable costs, which tend to fluctuate with changes in revenue, but remain fairly consistent as a percentage of revenue. As a percentage of revenue, cost of services decreased 1.1% from 59.6% in 1999 to 58.5% in 2000.

      Mortgage cost of services increased $1.3 million, or 9.2%, from $14.1 million in 1999 to $15.4 million in 2000 as a result of increased revenue. However, as a percentage of revenue, mortgage cost of services increased slightly from 59.5% in 1999 to 60.3% in 2000 as a result of duplicate system costs, extra salary costs, and higher data costs incurred during the conversion period of acquisitions.

      Consumer cost of services were $1.9 million in 2000. We entered into our first Experian lease agreement in May 2000; therefore, we did not incur any consumer cost of services in 1999.

      Other cost of services decreased $312,000, or 24.0%, from $1.3 million in 1999 to $988,000 in 2000 and decreased as a percentage of revenue from 61.4% in 1999 to 39.2% in 2000, primarily as a result of the commencement of a resident screening agreement.

      Selling, general, and administrative expenses increased $3.2 million, or 65.3%, from $4.9 million in 1999 to $8.1 million in 2000. As a percentage of revenue, these costs increased from 19.0% in 1999 to 26.0% in 2000. This increase related to costs associated with building our corporate and regional processing centers and our technology infrastructure.

      Depreciation and amortization increased $1.4 million, or 51.8%, from $2.7 million in 1999 to $4.1 million in 2000. The increase reflected a full year of amortization expense for the 19 acquisitions made in 1999 as well as the incremental amortization expense for the four acquisitions made in 2000.

      Acquisition consolidation costs decreased $598,000, or 49.8%, from $1.2 million in 1999 to $602,000 in 2000. This decrease was primarily due to the fewer number of acquisitions in 2000 than in 1999. These costs include consolidation charges for items, such as recruiting fees, salaries, and travel costs for the consolidation and relocation of the acquired companies to our regional processing centers.

      Branch efficiency costs for the year 2000 were $3.0 million. We did not incur any branch efficiency costs in 1999 (see note 5 to our consolidated financial statements). The branch efficiency costs consisted primarily of future operating lease payments for office space, telecommunications and office equipment, leasehold improvements, furniture, and equipment.

      During 2000, we recorded an impairment adjustment to intangible assets of $11.8 million (see note 3 to our consolidated financial statements). This charge resulted from an election to change our method of evaluating intangible assets during the fourth quarter of 2000 from an undiscounted cash flow approach to a discounted cash flow approach. The discount rate we use in evaluating our intangible assets is based on the weighted average cost of capital for companies in our industry in addition to other internal and external factors. We historically had followed an undiscounted cash flow approach in evaluating the recoverability of our intangible assets, consistent with the provisions of Statement of Financial Accounting Standard (SFAS) No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

      Interest expense increased $962,000 or 166.0%, from $580,000 in 1999 to $1.5 million in 2000. This increase was due to additional notes payable issued in connection with our acquisitions and the addition of two Experian capitalized lease agreements in 2000.

      We recorded an income tax benefit of $5.6 million in 2000 compared to an income tax expense of $525,000 in 1999. The tax benefit in 2000 was due primarily to branch efficiency costs and the impairment adjustment to intangible assets.

      As a result of the foregoing factors, net loss in 2000 was $10.2 million, or $1.89 per diluted share, compared to net income of $659,000, or $0.13 per diluted share, in 1999.

      Our EBITDA (earnings before interest, taxes, depreciation, and amortization but excluding branch efficiency costs and an impairment adjustment to intangible assets), was $4.7 million in 2000 compared to $4.5 million in 1999. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Quarterly Results of Operations

      The following table presents selected consolidated financial information for each of our last eight fiscal quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended

	2000				2001

	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

	(in thousands)
Revenue	$7,789	$8,026	$7,819	$7,627	$13,064	$12,715	$11,873	$13,588
Operating expenses:
Cost of services	4,368	4,575	4,497	4,840	7,531	7,413	6,930	7,954
Selling, general, and administrative	1,793	2,078	2,112	2,148	2,295	2,215	2,133	2,622
Depreciation and amortization	911	980	1,075	1,165	861	896	909	954
Acquisition consolidation costs	290	36	162	114	37	60	61	—
Branch efficiency costs	—	—	—	3,047	—	—	—	(170)
Impairment adjustment to intangible assets	—	—	—	11,799	—	—	—	—

Total operating expenses	7,362	7,669	7,846	23,113	10,723	10,584	10,033	11,360

Income (loss) from operations	427	357	(27)	(15,486)	2,341	2,131	1,840	2,228
Other expense, net	140	284	378	238	507	570	376	289

Income (loss) before income taxes	287	73	(405)	(15,724)	1,834	1,561	1,464	1,939
Income tax expense (benefit)	117	44	(128)	(5,644)	692	633	555	781

Net income (loss)	$170	$29	$(277)	$(10,080)	$1,142	$928	$909	$1,158

Earnings (loss) per share:
Basic	$.03	$.01	$(.05)	$(1.87)	$.21	$.17	$.15	$.19

Diluted	$.03	$.01	$(.05)	$(1.87)	$.21	$.17	$.15	$.19

Weighted average shares outstanding:
Basic	5,380	5,381	5,383	5,385	5,387	5,389	6,119	6,120
Diluted	5,481	5,679	5,696	5,385	5,391	5,400	6,262	6,206

      The following table sets forth selected consolidated financial information as a percentage of total revenue for each of our last eight fiscal quarters.

	Quarter Ended

	2000				2001

	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	56.1	57.0	57.5	63.5	57.6	58.3	58.4	58.5
Selling, general, and administrative	23.0	25.9	27.0	28.2	17.6	17.4	17.9	19.3
Depreciation and amortization	11.7	12.2	13.7	15.3	6.6	7.0	7.7	7.0
Acquisition consolidation costs	3.7	0.5	2.1	1.4	0.3	0.5	0.5	—
Branch efficiency costs	—	—	—	40.0	—	—	—	(1.2)
Impairment adjustment to intangible assets	—	—	—	154.6	—	—	—	—

Total operating expenses	94.5	95.6	100.3	303.0	82.1	83.2	84.5	83.6

Income (loss) from operations	5.5	4.4	(0.3)	(203.0)	17.9	16.8	15.5	16.4
Other expense, net	1.8	3.5	4.8	3.1	3.9	4.5	3.2	2.1

Income (loss) before income taxes	3.7	0.9	(5.1)	(206.1)	14.0	12.3	12.3	14.3
Income tax expense (benefit)	1.5	0.5	(1.6)	(74.0)	5.3	5.0	4.7	5.7

Net income (loss)	2.2%	0.4%	(3.5)%	(132.1)%	8.7%	7.3%	7.6%	8.6%

Liquidity and Capital Resources

      We had cash balances of $6.2 million at December 31, 2001. In June 2001, we received cash proceeds of $5.0 million from the exercise of common stock warrants issued in our initial public offering in May 1998. As of December 31, 2001, we had a working capital deficit of $1.5 million. There was $2.2 million outstanding under our line of credit, which was recorded as a current liability as of December 31, 2001 and contributed to the working capital deficit. We plan to extend the maturity date of the line of credit to April 30, 2003, with the option to convert a portion of the principal balance to a term loan. Also contributing to our working capital deficit was $4.6 million of current long-term debt and $510,000 in accrued branch efficiency costs.

      In May 2000, we obtained a $10.0 million credit facility with a commercial bank. Of the $10.0 million, $4.0 million was used to restructure seller promissory notes from prior acquisitions. The $4.0 million note is a five-year term note that matures in May 2005 with monthly principal and interest payments of $97,000. The note bears interest at a rate of 10.1%. The note had a balance of $2.7 million as of December 31, 2001.

      The remaining $6.0 million of the credit facility is an operating line of credit with interest payable at the floating rate or the eurodollar rate as defined in the agreement, 4.8% at December 31, 2001. Principal and unpaid interest is due in April 2002. We used $1.7 million of the operating line of credit for acquisitions. Two acquisitions were completed in 2001 for $1.25 million in cash and $1.7 million in notes payable. In connection with these acquisitions, we acquired primarily fixed and intangible assets and access to certain key operating markets. As of March 31, 2002, we had $4.3 million available under the credit line for acquisitions and operations. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of December 31, 2001, including the following:

•	minimum quarterly EBITDA levels;

•	interest coverage ratio;

•	book-to-net worth ratio;

•	debt service ratio;

•	annual capital expenditures;

•	total funded debt to last twelve months pro forma EBITDA; and

•	total senior funded debt to last twelve months pro forma EBITDA.

      We are currently working to extend and increase our credit facilities.

      We believe that our anticipated cash requirements for operations will be met from internally generated funds and our bank credit line. We may be required to obtain additional public, private, or debt financing or a combination of the foregoing to continue our acquisition program and development of new information services.

Contractual Commitments and Commercial Commitments

      The following table sets forth a summary of our contractual obligations and commercial commitments as of December 31, 2001:

				Experian
Year Ending	Line of	Long-Term	Capital	Capital Lease	Operating
December 31,	Credit	Debt	Leases	Agreements	Leases	Total

	(in thousands)
2002	$2,200	$2,208	$532	$2,783	$1,434	$9,157
2003	—	2,240	493	3,363	1,428	7,524
2004	—	1,377	242	3,437	1,420	6,476
2005	—	419	44	1,561	1,103	3,127
2006	—	—	—	16	901	917
Thereafter	—	—	—	—	9,150	9,150

Total	$2,200	$6,244	$1,311	$11,160	$15,436	$36,351

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      As of December 31, 2001, we had one interest rate swap agreement for a principal amount of $4.0 million, expiring in May 2002. The interest rate swap agreement was entered into with our bank in May 2000 in connection with our long-term debt obligation to the bank. Under the agreement, we pay a fixed rate of interest of 10.1%, which effectively converts a portion of our long-term debt from a floating rate obligation to a fixed-rate obligation. At December 31, 2001, the estimated fair value of the interest rate swap was a $59,000 liability and was included in accounts payable in our consolidated balance sheet with the corresponding change in value of $59,000 for the year ended December 31, 2001 included in interest expense in the accompanying consolidated statements of income.

      We use the interest rate swap agreement to manage interest rate risk with regard to our variable rate notes payable. Our interest rate swap does not qualify for using the hedge method of accounting. The fair value of the interest rate swap is recorded as an asset or liability and changes in its fair value are recorded currently in earnings.

      We are exposed to credit risk in the event of non-performance by the counter-party to the interest rate swap agreement. We do not, however, anticipate non-performance by the counter-party.

      As of December 31, 2001, our notes payable to corporations and individuals totaling $3.5 million bore interest at fixed rates of 8.0% to 12.0%. Our Experian capital lease agreements totaling $11.2 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $1.3 million are discounted at fixed rates of interest of 8.1% and 10.7%.

      We are also exposed to some market risk through interest rates related to our $6.2 million investment in cash and cash equivalents. These funds are generally invested in money market funds with short maturities.

      We believe that fluctuations in interest rates on our debt obligations and our invested cash and cash equivalents in the near term will not materiality affect our operating results, financial position, or cash flows.

Item 8.     Financial Statements and Supplementary Data

      Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 10.     Directors and Executive Officers of the Registrant

      The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position

J.H. Donnan(1)	56	Chairman of the Board and Chief Executive Officer
James N. Donnan	30	President and Director
Todd A. Neiberger	37	Chief Financial Officer and Director
Russell E. Donnan	38	Chief Information Officer and Corporate Secretary
Robert J. Terry(1)(2)	61	Director
Abdul H. Rajput(1)(2)	55	Director
Daniel G. Helle(1)	40	Director
J. Barton Goodwin(2)	55	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      J.H. Donnan has served as our Chairman of the Board and Chief Executive Officer since he founded our company in January 1985 and served as our President until July 2000. Mr. Donnan is responsible for oversight of corporate development and services, operations, technical development, and policies and procedures. Mr. Donnan’s prior experience includes 15 years in financial services where he was responsible for lending and servicing a multi-hundred-million-dollar portfolio and managing geographically diverse branches with many employees. Mr. Donnan served as a founding member and past president of the National Credit Reporting Association, a trade association established to promote ethical standards and fair competition within the credit reporting industry. Mr. Donnan is currently a Board member of Associated Credit Bureaus, Inc., an international trade association representing consumer credit, mortgage reporting, collection service, tenant screening, and employment reporting companies.

      James N. Donnan has served as our President since July 2000 and as a director since January 1998, and is responsible for management of our internal operations. Mr. Donnan’s duties also include overall sales, growth, and customer service development. Mr. Donnan has been employed by us in various capacities on a full-time basis since 1994 and on a part-time basis from 1986 to 1994. Mr. Donnan served as our Corporate Secretary from January 1998 until July 2000, and as our Vice President from October 1999 until July 2000. Mr. Donnan graduated from Colorado State University in 1994 with a degree in history.

      Todd A. Neiberger has served as our Chief Financial Officer since March 1995 and as a director since January 1998. Mr. Neiberger joined our company in March 1995 with 10 years’ experience in staff, senior, and management level positions with various public accounting firms. From 1994 through 1995, Mr. Neiberger served as the audit manager of Rickards & Co. P.C., and from 1991 through 1993 he served as the tax manager for Krutchen & Co., both Fort Collins, Colorado-based certified public accounting firms. From 1988 through 1990, Mr. Neiberger was employed with a local Colorado certified public accounting firm, as a staff and senior level accountant in the audit and tax department. Mr. Neiberger is a Certified Public Accountant. Mr. Neiberger graduated from the University of Northern Colorado in 1987 with a degree in accounting.

      Russell E. Donnan has served as our Chief Information Officer since March 1998 and as our Corporate Secretary since July 2000. Mr. Donnan is responsible for technical project management for software and support services. Before joining our company in August 1993, Mr. Donnan served as a senior design engineer at Apple Computer, Inc. in the Power Book division from February 1992 through August 1993. Mr. Donnan is experienced in the super computer field and was previously employed by Convex Computer Corp. (from 1990 through 1992) and as a founding member and employee of Key Computer (from 1988 through 1990), now a subsidiary of Amdahl Corporation. Mr. Donnan graduated from The Ohio State University in 1987 with a degree in electrical engineering.

      Robert J. Terry has served as a director of our company since February 1998. From February 1994 to his retirement in January 1998, Mr. Terry served as a director, president, and chief operating officer of Mail-Well, Inc., a publicly traded envelope manufacturer and printing company. Prior to his Mail-Well experience, Mr. Terry was associated with Georgia Pacific Corporation and its predecessor companies in various management positions, including Executive Vice President of its envelope division and as regional vice president for Butler Paper Company. Mr. Terry graduated from DePaul University with a degree in business, and the Advanced Executive Program at the University of Michigan in 1988.

      Abdul H. Rajput has served as a director of our company since February 1998. Mr. Rajput served as an executive vice president of national operations of GreenPoint Credit, LLC from September 1998 through February 2002. From 1991 to September 1998, Mr. Rajput served as senior vice president of administration with a subsidiary of Bank of America Corporation. From 1990 and until its acquisition by us in August 1998, Mr. Rajput owned and operated Factual Data Minnesota, Inc., one of our former franchisees, which operates in Minnesota and Iowa. Mr. Rajput graduated from the university of Sindh, Pakistan with a degree in mathematics in 1968 and a masters degree in statistics in 1970.

      Daniel G. Helle has served as a director of our company since March 1999. Since 1992, Mr. Helle has served as a Managing Director of CIVC Partners LLC and its predecessor, Continental Illinois Venture Corporation, a private equity investment subsidiary of Bank of America Corporation. From 1989 to 1992, Mr. Helle served as a vice president of Continental Illinois Venture Corporation. Mr. Helle is also a director of several private companies. Mr. Helle obtained a degree in finance from Western Illinois University in 1982 and a masters degree in finance from the University of Illinois in 1984.

      J. Barton Goodwin has served as a director of our company since July 1999. Since 1986, Mr. Goodwin has served as a General Partner of BCI Partners, Inc., a private capital investment group. Mr. Goodwin is also a director of BKF Capital Group, Inc., an asset management company traded on the New York Stock Exchange. Mr. Goodwin is also a director of several private companies. From 1974 to 1986, Mr. Goodwin was a shareholder and Vice President of Kidder, Peabody & Co., Inc. where he performed corporate finance services. Mr. Goodwin graduated from Washington & Lee University and he obtained a masters degree in business administration from Columbia University.

      Russell and James Donnan are sons of J.H. Donnan.

      Our Board of Directors is divided into three classes, with each class serving for three years. Each director holds office until the first meeting of shareholders immediately following the expiration of his three-year term of office or until his successor is qualified and elected.

      In connection with a private placement of our securities completed in April 1999, the four members of the Donnan family agreed to vote their shares of common stock in favor of CIVC Fund L.P.’s nominee (currently Mr. Helle) as a director so long as the fund owns at least 177,600 shares of common stock. We also agreed that we would not liquidate, dissolve, or enter into any merger, consolidation, joint venture, recapitalization, partnership, or other combination, or sell, lease or dispose of or permit any subsidiary to sell, lease or otherwise dispose of, more than 50% of our consolidated assets without prior unanimous approval of a special committee of our Board of Directors. The special committee would consist of the CIVC director and two other members of our Board who are (i) independent directors, and (ii) appointed to serve on the special committee by the CIVC director.

Director Compensation

      Our directors who are also employees do not receive any additional compensation for their services as directors. During fiscal 2002, non-employee directors will receive an annual retainer of $10,000 plus a reasonable travel allowance per meeting, subject to a $500 deduction for each meeting not attended. Non-employee directors who serve on a committee will receive a $500 per committee assignment. We also intend to grant to each non-employee director options to purchase 2,500 shares of our common stock at an exercise price equal to the market price of our stock on the date of grant. The option will be prorated for non-employee directors who do not serve for the entire year.

Board Committees

      Our Board of Directors has two committees.

      The functions of the Audit Committee are to review our internal accounting principles and auditing practices and procedures, consult with and review the services provided by our independent accountants, and make recommendations to the Board of Directors about selecting independent accountants. The Audit Committee consists entirely of independent directors.

      The Compensation Committee reviews and approves compensation and benefit programs for key executives and administers our stock options plans. The members of our Compensation Committee are non-employee directors except Mr. Donnan who is our Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended December 31, 2001, our Compensation Committee consisted of J.H. Donnan, Robert J. Terry, Abdul H. Rajput, and Daniel G. Helle. Mr. Donnan served as our Chief Executive Officer during fiscal 2001. None of these committee members had any contractual or other relationships with our Company during the last three fiscal years other than as officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during fiscal year 2001 all executive officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 11.     Executive Compensation

Executive Compensation

      The following table sets forth certain information concerning compensation paid to our Chief Executive Officer and each other executive officer whose salary and bonus exceeded $100,000 during fiscal 2001.

Summary Compensation Table

					Long-Term
					Compensation
					Awards

	Annual Compensation				Securities
					Underlying
Name	Year	Salary(1)	Bonus		Options(3)

J.H. Donnan	2001	$267,006	$241,203	(2)	7,644
Chief Executive	2000	172,414	—		4,202
Officer	1999	107,554	—		—
James N. Donnan	2001	$149,939	$94,168	(2)	4,247
President	2000	99,355	—		2,629
	1999	72,986	—		—
Todd A. Neiberger	2001	$118,750	$57,012	(2)	17,297
Chief Financial	2000	86,929	—		1,579
Officer	1999	71,979	—		—
Russell E. Donnan	2001	$177,856	$107,086	(2)	3,597
Chief Information	2000	124,609	—		2,143
Officer	1999	88,659	—		—

(1)	The listed executive officers also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of their salary and bonus during any fiscal year.

(2)	Represents bonuses earned by the executive officer during 2001 under our MBO Incentive-Based Compensation Plan and our EBITDA Bonus Plan. The bonuses were paid during March 2002.

(3)	The exercise price of all stock options were equal to the fair market value of our common stock on the date of grant.

Our Bonus Models

      During 2001, our Board of Directors adopted two separate bonus models for evaluating and compensating selected executive officers and key employees. Under the MBO Incentive-Based Compensation Model, our Compensation Committee sets performance objectives and goals at the beginning of the year for selected executive officers and key employees. If all performance objectives are achieved, the employee will be entitled to a bonus, as determined by the Compensation Committee, of 20% to 30% of the employee’s base salary. Our executive officers and key employees earned bonuses of $341,000 in 2001 under this model.

      Under the EBITDA Bonus Model, our executive officers can earn bonuses of increasing percentages of their base salary if we achieve specified EBITDA thresholds during the fiscal year. Our executive officers earned bonuses of $383,313 in 2001 under this model.

1999 Formula Award Stock Option Plan

      In August 1999, our Board of Directors adopted our 1999 Formula Award Stock Option Plan, and our shareholders approved the plan during October 1999. Our Board amended the plan during June 2000, and our shareholders approved the amendment to the plan during July 2000. The purpose of the plan is to encourage ownership of our common stock by eligible employees, to provide increased incentive for such employees to render services and to exert maximum effort for our success, and to align further the interests of our employees and shareholders. Employees who have been employed by us for at least one year are eligible to participate in the 1999 plan. Full-time employees of companies that we acquire are eligible to participate in the 1999 plan beginning the month following 60 days after the closing date of the acquisition, so long as the employee has completed one year of service.

      The 1999 plan provides for the annual grant of options to purchase shares of our common stock to eligible persons. We have reserved for issuance 400,000 shares of our common stock under the plan. As of March 31, 2002, we had issued 1,663 shares of common stock under the 1999 plan, there were outstanding options to purchase 342,058 shares of common stock under the plan, and there were 56,279 shares of common stock available for grant under the plan.

      Our Board of Directors, or a committee of two or more non-employee directors designated by the Board, administers the 1999 plan. The plan administrator will have full authority to construe, interpret, amend, and apply the terms of the plan. The plan administrator will have the right to either terminate the plan or indefinitely suspend or cancel the future grant of options under the 1999 plan. Unless earlier terminated by our Board of Directors, the plan will terminate December 14, 2009.

      Annually on January 15, and subject to adjustment by the plan administrator, we will grant each eligible employee options to purchase that number of shares of common stock determined by the sum of

•	the quotient of (a) 10% of the employee’s compensation for the preceding year, divided by (b) the fair market value of the common stock; plus

•	the product of (i) 10% of the quotient obtained above, multiplied by (ii) the number of years in which the eligible person has been employed with our company.

      Fractional shares will not be issued and will be rounded down to the nearest whole share. Each option shall have a term of ten years, an exercise price equal to the fair market value of the common stock, and 20% of the shares underlying each option shall vest and become exercisable on each of the first five anniversaries of the date of grant. As a result of the formula above, our more highly paid employees, such as our executive officers, likely will receive more options than other employees. If there are insufficient shares reserved under the plan to cover the number of option grants required under the plan in any year, then the number of shares underlying each grant will be proportionately reduced for each eligible employee.

      If an employee ceases to be employed by us for any reason other than death, disability, or retirement, the employee may exercise any vested options for a three-month period following his or her termination. In the event of death, disability, or retirement, the optionee (or the optionee’s estate) may exercise any options, to the extent such options were exercisable on the date of death, disability, or retirement, for one year (or in no event after the expiration of the option) following the date of death, disability, or retirement.

      In the event of a merger or consolidation of our company, the sale of all or substantially all of our assets, or a similar transaction in which we are not the surviving company and the plan will be discontinued, all options outstanding under the 1999 plan will immediately vest and become exercisable. In the event of such a transaction, the Board will give no less than 20 days’ notice to the plan participants of such transaction so that the optionholders will have the right to exercise all or any portion of their options. At the end of the period, any options granted under the plan may be terminated as of a date fixed by the plan administrator. If any change is made in the common stock subject to the 1999 plan, or subject to any award granted under the plan (through stock dividends, stock splits, combination of shares, or otherwise), the plan provides that appropriate adjustments will be made as to the aggregate number and exercise prices with respect to each outstanding option.

1997 Stock Incentive Plan

      During June 1997, our Board of Directors adopted our 1997 Stock Incentive Plan, and our shareholders approved the plan during June 1997. The plan is intended to attract persons of training, experience, and ability to continue as employees, directors, and consultants of our company, and to furnish additional incentive to such persons to become shareholders of our company. Employees, directors, and consultants of our company are eligible to participate in the 1997 plan.

      The 1997 plan provides for the granting of (a) incentive stock options or non-qualified stock options to acquire our common stock, and (b) shares of restricted common stock. We have reserved for issuance 200,000 shares of our common stock under the plan, which may be granted in the form of stock options or shares of restricted stock. As of March 31, 2002, we had issued 3,667 shares of common stock under the 1997 plan, there were outstanding options to purchase 42,725 shares of common stock under the plan, and there were 153,608 shares of common stock available for grant under the plan. If any option expires without being exercised in full, or if the conditions of a restricted stock award are not fulfilled, the shares underlying the option or the shares of restricted stock shall be available for granting of further options or restricted stock awards under the plan.

      Our Board of Directors, or a committee consisting of at least two or more non-employee directors, administers the plan. The administrator has the discretion to interpret the provisions of the plan. The administrator will also determine the persons who will receive awards under the plan, and the number of shares, vesting period, and other terms and conditions of the awards. Our Board of Directors may amend or discontinue the plan at any time, and the plan will expire during June 2007.

      Options granted under the plan may be either incentive stock options, as defined under the Internal Revenue Code, or nonqualified options. The expiration date, maximum number of shares purchasable, vesting provisions, and any other provisions of options granted under the plan will be established at the time of grant. The plan administrator will set the term of each option, but no options may be granted for terms of greater than ten years. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator. With respect to incentive stock options granted, the exercise price shall not be less than the fair market value of the common stock on the date of grant, and shall not be less than 110% of the fair market value of the common stock on the date of grant in the event an optionee owns 10% or more of our common stock. With respect to nonqualified options, the exercise price may be less than the fair market value of the common stock on the date of grant. If the optionee terminates his or her relationship with our company for any reason, including death or disability, the optionee (or the optionee’s estate) may exercise any vested options for a three-month period following his or her termination.

      We may grant shares of restricted stock to eligible persons upon the payment of consideration, if any, as determined by the plan administrator. The administrator may establish a performance goal that must be achieved as a condition to the retention of the restricted stock. The performance goal may be based on the attainment of performance measurement criteria, which may differ as to various eligible persons. The plan administrator will set the performance criteria and will communicate the criteria in writing to the award recipient prior to the commencement of the period to which the performance relates. During the restricted period, and subject to restrictions on transfer of the shares, the award recipient shall have all voting, dividend, liquidation, and other rights with respect to the common stock. In the event the eligible person ceases to be an employee, director, or consultant during a restriction period, or in the event performance goals attributable to a restricted stock award are not achieved, the shares subject to the award that have not been earned are subject to forfeiture.

      If any change is made in the common stock subject to the 1997 plan, or subject to any award granted under the plan (through stock dividends, stock splits, combination of shares, or otherwise), the plan provides that appropriate adjustments will be made as to the aggregate number and exercise prices with respect to each outstanding award. In the event of a merger, consolidation, or other reorganization of our company, all restrictions relating to restricted stock awards will lapse, and optionees will be entitled to receive upon exercise of the option those shares or other securities that the optionee would have received had the option been exercised prior to such transaction. Upon any other liquidation of our company, any unexercised options under the 1997 plan will be canceled.

1999 Employee Stock Purchase Plan

      During August 1999, our Board of Directors adopted our 1999 Employee Stock Purchase Plan, or ESPP, and our shareholders approved the ESPP during October 1999. The ESPP is intended to provide an opportunity for our employees to acquire a proprietary interest in our company by purchasing shares of our common stock through voluntary payroll deductions. Employees of our company who have completed at least one year of service are eligible to participate in the ESPP. Under the ESPP, eligible employees may purchase shares of our common stock at a purchase price per share equal to 90% of the closing price of our common stock on the offering termination date. The purchase price is to be paid through periodic payroll deductions not to exceed 10% of the participant’s earnings during each three-month offering period. An employee may not participate in the ESPP if the purchase would cause him or her to own 5% or more of our company’s combined voting power or value of our common stock. In addition, no participant may purchase more than $25,000 worth of common stock annually.

      The ESPP provides for successive three-month offering periods, with a new offering period beginning the first day of each January, March, July, and October. The Board has the power to change the duration of offering periods with respect to future offerings without shareholder approval if such change is announced at least five days prior to the scheduled beginning of the first offering period affected. Our Board of Directors, or a committee of the Board, administers the ESPP and has the authority to construe, interpret, and apply the terms of the ESPP. The Board may at any time and for any reason amend or terminate the plan. Unless otherwise terminated by the Board, the ESPP will terminate upon the tenth anniversary of adoption by our Board of Directors.

      We have reserved 75,000 shares of our common stock for issuance under the ESPP. If the number of shares with respect to which options are to be exercised exceeds the number of shares then available under the ESPP, we will make a pro rata allocation of the shares remaining available for purchase among the participants. The shares covered by the ESPP will be proportionately adjusted for any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, or other combination or reclassification of our common stock.

      The purchase right of a participant will terminate automatically in the event the participant ceases to be an employee of our company, or in the event of the participant’s death. In such event, any payroll deductions collected from such individual during the three-month period in which such termination occurs will be refunded. In the event of the proposed dissolution or liquidation of our company, the offering period then in progress will be reduced by setting a new offering termination date, and will terminate immediately prior to the consummation of the proposed dissolution or liquidation, unless otherwise provided by the Board.

      In the event of a proposed sale of all or substantially all of the assets of our company, or other merger of our company with or into another company, each outstanding option will be assumed or an equivalent option substituted by the successor corporation. In the event the successor corporation refuses to assume or substitute for the option, the offering period then in progress will be reduced by setting a new offering termination date, which will be before the date of the sale or merger.

Option Grants

      Options granted to the executive officers named in the table above during 2001 were as follows:

Option/ SAR Grants in Last Fiscal Year

	Individual Grants

		Percent			Potential Realizable
		of Total			Value at Assumed
	Number of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise or		Option Term($)(2)
	Options	in Fiscal	Base Price	Expiration
Name	Granted(#)(1)	Year	($/Sh)	Date	5%	10%

J.H. Donnan	7,644	3.7%	$6.31	1/15/2011	$30,334	$76,872
James N. Donnan	4,247	2.1%	$6.31	1/15/2011	$16,853	$42,710
Todd A. Neiberger	2,297	1.1%	$6.31	1/15/2011	$9,115	$23,100
	15,000	7.3%	$8.00	5/04/2011	$75,467	$191,249
Russell E. Donnan	3,597	1.7%	$6.31	1/15/2011	$14,274	$36,173

(1)	All options grants to the listed officers are non-qualified stock options exercisable during the ten-year period from the date of grant with such options vesting 20% on each of the first, second, third, fourth, and fifth anniversaries of the date of grant.

(2)	Calculated from a base price equal to the exercise price of each option, which was the fair market value of the common stock on the date of grant. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and common stock holders cannot be predicted, and there can be no assurance that the gains set forth on the table will be achieved.

Recent Grants of Stock Options

      During January 2002, we granted options to acquire an aggregate of 18,553 shares of our common stock to our executive officers for services rendered in 2001. These options include options to acquire 8,192 shares of common stock to Mr. J.H. Donnan, options to acquire 4,430 shares of common stock to Mr. James N. Donnan, options to acquire 3,637 shares of common stock to Mr. Russell Donnan, and options to acquire 2,294 shares of common stock to Mr. Neiberger. All of the options have an exercise price of $8.80 per share, have ten-year terms, and vest in one-fifth increments on each anniversary date.

Option Values and Holdings

      The following table provides information regarding unexercised stock options held by the executive officers listed as of December 31, 2001. None of these officers exercised options during fiscal 2001.

Number and Value of

Options Held as of December 31, 2001

	Number of Securities		Value of Unexercised
	Underlying Unexercised		in-the-Money Options
	Options at Fiscal Year-End		at Fiscal Year-End

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.H. Donnan	3,208	8,638	$5,648	$16,849
James N. Donnan	1,900	4,976	$3,299	$9,603
Todd A. Neiberger	7,590	17,786	$16,370	$12,824
Russell E. Donnan	1,576	4,164	$2,749	$8,065

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2002 by

•	each of our executive officers and directors;

•	all of our executive officers and directors as a group; and

•	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

		Percent
	Number of Shares	Beneficially
Name of Beneficial Owner	Beneficially Owned(1)	Owned(2)

Executive Officers and Directors:
J.H. Donnan(3)(13)	1,257,312	20.5%
James N. Donnan(4)(13)	276,964	4.5
Todd A. Neiberger(5)	7,590	*
Russell E. Donnan(6)(13)	274,108	4.5
Robert J. Terry(7)	40,500	*
Abdul H. Rajput(8)	10,000	*
Daniel G. Helle(9)(13)	1,112,829	18.2
J. Barton Goodwin(10)	556,414	9.1
All officers and directors as a group (eight persons)	3,535,717	57.5
5% Shareholders:
Marcia R. Donnan(3)	1,257,312	20.5
CIVC Fund L.P.(9)(13)	1,112,829	18.2
BCI Growth V, L.P.(10)	545,286	8.9
Gruber & McBaine Capital Management, LLC(11)	428,200	7.0
Marshall Financial Partners, L.P.(12)	399,111	6.5

*	Less than 1.0%

(1)	Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all common stock beneficially owned, subject to applicable community property law. Except as otherwise indicated, each person may be reached at 5200 Hahns Peak Drive, Loveland, Colorado 80538.

(2)	The percentages shown are calculated based upon 6,119,931 shares of common stock outstanding on April 15, 2002. The numbers and percentages shown include the shares of common stock actually owned as of April 15, 2002 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 15, 2002 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Represents 626,202 shares of common stock held by each of J.H. Donnan and Marcia Donnan. Amounts listed for Mr. Donnan include 3,208 shares of common stock issuable upon exercise of stock options and the amounts for Ms. Donnan include 1,700 shares of common stock issuable upon exercise of stock options. J.H. Donnan and Marcia Donnan are husband and wife but each disclaims beneficial ownership of the other’s shares shown above.

(4)	Represents 275,064 shares of common stock and 1,900 shares of common stock issuable upon exercise of stock options. Includes 5,064 shares of common stock held in trust for the benefit of Mr. Russell

Donnan’s children. Mr. James Donnan serves as trustee of the trust and retains voting and dispositive power over such shares.

(5)	Represents 7,590 shares of common stock issuable upon exercise of stock options.

(6)	Represents 272,532 shares of common stock and 1,576 shares of common stock issuable upon exercise of stock options. Includes 2,532 shares of common stock held in trust for the benefit of Mr. James Donnan’s son. Mr. Russell Donnan serves as trustee of the trust and retains voting and dispositive power over such shares.

(7)	Represents 35,500 shares of common stock and 5,000 shares of common stock issuable upon exercise of stock options.

(8)	Represents 5,000 shares of common stock and 5,000 shares of common stock issuable upon exercise of stock options.

(9)	Mr. Helle is a managing director of CIVC Fund L.P., and is deemed to be a beneficial owner of its shares. Mr. Helle has shares voting and dispositive power with respect to the shares held by CIVC Fund L.P. The address of CIVC Fund L.P. is 231 South LaSalle Street, Chicago, Illinois 60697.

(10)	Mr. Goodwin is a general partner of BCI Partners, Inc., an investment management company which advises BCI Growth V, L.P. and BCI Investors, LLC, and is deemed to be a beneficial owner of the shares held by these entities. Amounts listed for Mr. Goodwin include 545,286 shares held by BCI Growth V, L.P. and 11,128 shares held by BCI Investors, LLC. Mr. Goodwin has shared voting and dispositive power over shares held by BCI Growth V, L.P. and BCI Investors, LLC. The address for BCI Growth V, L.P. is c/o BCI Advisors, Inc., Glenpointe Centre West, Teaneck, New Jersey 07666.

(11)	Represents 428,200 shares of common stock beneficially owned by Gruber & McBaine Capital Management, LLC, or its controlling persons, in its capacity as registered investment adviser on behalf of its clients. GMCM has shared voting and dispositive power over 363,000 of such shares, and certain controlling persons of GMCM have sole voting and dispositive power over 65,200 of such shares. Information is based solely upon a Schedule 13G filed with the Commission on February 13, 2002. The address of Gruber & McBaine Capital Management, LLC is 50 Osgood Place, Penthouse, San Francisco, California 94133.

(12)	The address for Marshall Financial Partners, L.P. is 903 North 3rd Street, Suite 300, Minneapolis, Minnesota 55401.

(13)	J.H. Donnan, Marcia Donnan, James Donnan, Russell Donnan, and CIVC Fund, L.P. are parties to an Investors Agreement. The parties to the agreement have agreed to vote their shares of common stock in all elections of directors in favor of the director designated by CIVC for so long as CIVC beneficially owns at least 177,600 shares of our common stock. Currently, Mr. Helle is the designee of CIVC. In addition, without the prior approval of a special committee of the Board of Directors, which must be comprised of Mr. Helle and two independent directors appointed by Mr. Helle, we may not enter into any merger, consolidation, joint venture, recapitalization, partnership, or other combination, or sell or otherwise dispose of more than 50% of our consolidated assets, or similar transaction. See Item 10, “Directors and Executive Officers.”

Item 13.     Certain Relationships and Related Transactions

      There were no transactions between us and any of our officers, directors, or shareholders owning more than 5% of our voting securities during the year ended December 31, 2001.

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) See Schedule II on page F-27. No other Financial Statement Schedules are included because such schedules are not applicable, are not required, or because the required financial information is included in the Consolidated Financial Statements or notes thereto.

      (b) Reports on Form 8-K

      None

      (c) Exhibits

Exhibit
Number		Description

3.1	—	Restated and Amended Articles of Incorporation.(1)
3.2	—	Amended Bylaws of the Registrant.(1)
4.1	—	Specimen Common Stock Certificate of the Registrant.(1)
4.2	—	Form of Representative Option Agreement.(1)
4.3	—	Share Purchase Agreement dated March 25, 1999 by and between the Registrant and the purchasers thereto, together with Registration Rights Agreement and Investors Agreement of even date therewith.(2)
10.1	—	Office Lease between FDC Office I, LLC and Lenders Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.(1)
10.2	—	Registrant’s 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.(1)
10.3	—	Credit Agreement dated May 23, 2000 between the Registrant and Wells Fargo Bank, N.A.(3)
10.5	—	Form of Indemnification Agreement.(1)
10.7	—	Amendment to Credit Agreement dated March 27, 2001 between the Registrant and Wells Fargo Bank, N.A.(4)
10.8	—	Experian Affiliate Services Agreement (Lease Expansion-Colorado), between Experian Information Solutions, Inc. and the Registrant, dated April 28, 2000.(5)
10.11	—	Agreement for Service — Consumer Reporting Agencies, between Equifax Credit Information Services, Inc. and the Registrant, dated October 8, 1998.*
10.12	—	Reseller Services Agreement, between the Registrant and Experian Information Solutions, Inc., dated November 17, 1998.*
10.13	—	Reseller Service Agreement, between the Registrant and TransUnion LLC, dated October 30, 2001.*
10.14	—	Second Amendment to Credit Agreement dated April 30, 2001 between the Registrant and Wells Fargo Bank, N.A.*
10.16	—	1999 Employee Stock Purchase Plan.(6)
10.17	—	1999 Formula Award Stock Option Plan.(6)
10.18	—	Credit Reporting Company Agreement, between the Registrant and Federal Home Loan Mortgage Corporation, dated January 1, 2000. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
21	—	Subsidiaries of the Registrant.(4)
23.1	—	Consent of BDO Seidman LLP.*
23.2	—	Consent of Ehrhardt Keefe Steiner & Hottman PC.*

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-47051).

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 1999.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 6, 2000.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-92693) filed with the Commission on December 14, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTUAL DATA CORP.

By:	/s/ J.H. DONNAN

J.H. Donnan, Chairman
Chief Executive Officer

Date: April 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.H. DONNAN J.H. Donnan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 15, 2002

/s/ TODD A. NEIBERGER Todd A. Neiberger	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)	April 15, 2002

/s/ JAMES N. DONNAN James N. Donnan	President and a Director	April 15, 2002

/s/ ROBERT J. TERRY Robert J. Terry	Director	April 15, 2002

/s/ ABDUL H. RAJPUT Abdul H. Rajput	Director	April 15, 2002

/s/ DANIEL G. HELLE Daniel G. Helle	Director	April 15, 2002

J. Barton Goodwin	Director	April , 2002

FACTUAL DATA CORP.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

Factual Data Corp.
Loveland, Colorado

      We have audited the accompanying consolidated balance sheet of Factual Data Corp. as of December 31, 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factual Data Corp. at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

February 1, 2002

Denver, Colorado

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Factual Data Corp.
Loveland, Colorado

      We have audited the accompanying consolidated balance sheet of Factual Data Corp. and Subsidiary as of December 31, 2000, and the related consolidated statements of income (loss), changes in shareholders’ equity and cash flows for the years ended December 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Factual Data Corp. and Subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN, P.C.

March 28, 2001

Denver, Colorado

FACTUAL DATA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

Assets (Note 6)
Current:
Cash and cash equivalents	$347,926	$6,163,743
Trade accounts receivable, net of allowance of $103,531 and $243,946	4,149,820	5,919,521
Income tax refund receivable	987,558	—
Prepaid expenses and other	207,036	244,356
Deferred income taxes (Note 9)	629,342	466,344

Total current assets	6,321,682	12,793,964

Property and equipment, net (Notes 2 and 7)	5,245,949	5,722,515

Other assets:
Intangible assets, net (Notes 3 and 7)	27,173,678	28,684,010
Deferred income taxes (Note 9)	3,854,455	3,463,237
Other assets	204,333	219,805

Total other assets	31,232,466	32,367,052

Total assets	$42,800,097	$50,883,531

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit (Note 6)	$3,406,395	$2,200,000
Current portion of long-term debt (Note 7)	2,220,881	2,650,862
Current portion of capitalized lease obligation — license agreements (Note 7)	1,003,538	1,927,139
Accounts payable	4,166,744	4,806,209
Accrued branch efficiency costs (Note 5)	1,504,697	510,199
Accrued compensation	279,943	1,335,466
Income taxes payable	—	332,138
Accrued expenses	160,760	426,986
Deferred revenue	37,850	78,624

Total current liabilities	12,780,808	14,267,623
Capitalized lease obligation — license agreements, less current portion (Note 7)	8,792,840	7,386,831
Long-term debt, less current portion (Note 7)	5,971,149	4,754,222

Total liabilities	27,544,797	26,408,676

Commitments and Contingencies (Notes 7 and 8)
Shareholders’ equity (Note 10):
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 5,387,371 and 6,120,380 issued and outstanding	22,532,809	27,615,506
Accumulated deficit	(7,277,509)	(3,140,651)

Total shareholders’ equity	15,255,300	24,474,855

Total liabilities and shareholders’ equity	$42,800,097	$50,883,531

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	1999	2000	2001

Revenue	$25,830,062	$31,261,206	$51,240,221

Operating expenses:
Cost of services	15,399,461	18,279,719	29,828,159
Selling, general and administrative	4,907,378	8,131,984	9,263,426
Depreciation and amortization	2,715,342	4,130,988	3,620,783
Acquisition consolidation costs (Note 4)	1,245,059	601,809	158,114
Branch efficiency costs (Note 5)	—	3,046,516	(169,973)
Impairment adjustment to intangible assets (Note 3)	—	11,798,674	—

Total operating expenses	24,267,240	45,989,690	42,700,509

Income (loss) from operations	1,562,822	(14,728,484)	8,539,712

Other income (expense):
Other income	201,458	501,780	496,256
Interest expense	(579,668)	(1,542,028)	(2,238,603)

Total other expense	(378,210)	(1,040,248)	(1,742,347)

Income (loss) before income taxes	1,184,612	(15,768,732)	6,797,365
Income tax expense (benefit) (Note 9)	525,198	(5,610,502)	2,660,507

Net income (loss)	$659,414	$(10,158,230)	$4,136,858

Earnings (loss) per share (Note 11):
Basic	$0.13	$(1.89)	$0.72
Diluted	$0.13	$(1.89)	$0.71

Weighted average shares outstanding (Note 11):
Basic	4,937,763	5,382,590	5,756,808

Diluted	5,219,140	5,382,590	5,819,337

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31, 1999, 2000 and 2001

	Common Stock		Retained Earnings
			(Accumulated
	Shares	Amount	Deficit)	Total

Balance, January 1, 1999	3,551,346	$8,614,705	$2,221,307	$10,836,012
Shares retired from escrow account (Note 10)	(83,694)	—	—	—
Net proceeds from private placement (net of offering costs of $1,636,461) (Note 10)	1,912,451	13,863,539	—	13,863,539
Net income	—	—	659,414	659,414

Balance, December 31, 1999	5,380,103	22,478,244	2,880,721	25,358,965
Shares issued for employee stock purchases and exercise of employee stock options	7,268	54,565	—	54,565
Net loss	—	—	(10,158,230)	(10,158,230)

Balance, December 31, 2000	5,387,371	22,532,809	(7,277,509)	15,255,300
Exercise of investor warrants (Note 10)	725,759	5,020,767	—	5,020,767
Shares issued for employee stock purchases and exercise of employee stock options	7,250	61,930	—	61,930
Net income	—	—	4,136,858	4,136,858

Balance, December 31, 2001	6,120,380	$27,615,506	$(3,140,651)	$24,474,855

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

FACTUAL DATA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	2000	2001

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net income (loss)	$659,414	$(10,158,230)	$4,136,858
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,715,342	4,130,988	3,620,783
(Gain) loss on sale of fixed assets	(4,524)	49,725	25,430
Gain on refinancing of debt	—	(189,014)	—
Unrealized loss on swap agreement	—	—	58,994
Net cash settlements under swap agreement	—	—	101,128
Impairment adjustment to intangible assets	—	11,421,163	—
Branch efficiency costs	—	3,001,611	(169,973)
Deferred income taxes	61,978	(4,907,828)	554,216
Changes in assets and liabilities:
Accounts receivable	(743,516)	(486,726)	(1,857,158)
Prepaid expenses and other	(182,742)	148,495	(37,320)
Income tax refund receivable	(594,011)	(393,547)	987,558
Other assets	(173,320)	100,906	(14,322)
Accrued branch efficiency costs	—	—	(824,525)
Accounts payable	873,993	1,067,065	580,471
Accrued expenses and compensation and income taxes payable	13,064	(527,988)	1,553,887
Deferred revenue	—	37,851	40,774

Net cash provided by operating activities	2,625,678	3,294,471	8,756,801

Cash flows from investing activities:
Cash used for software development	(624,282)	(754,996)	(749,216)
Purchases of property and equipment	(2,211,846)	(1,252,755)	(1,127,342)
Purchase of other intangible assets	—	—	(149,740)
Proceeds from short-term investments	2,212,386	—	—
Net cash settlements under swap agreement	—	—	(101,128)
Cash used in the acquisition of businesses	(13,814,698)	(2,404,458)	(1,250,000)

Net cash used in investing activities	(14,438,440)	(4,412,209)	(3,377,426)

Cash flows from financing activities:
Net proceeds from private placement	13,863,539	—	—
Principal payments on long-term debt	(2,620,127)	(2,422,221)	(3,439,860)
Net proceeds from warrants exercised	—	—	5,020,767
(Payments) borrowings on line-of-credit, net	500,000	2,906,395	(1,206,395)
Net proceeds from employee stock purchase and option plans	—	54,565	61,930
Loan origination costs	—	(97,020)	—

Net cash provided by financing activities	11,743,412	441,719	436,442

Net increase (decrease) in cash and cash equivalents	(69,350)	(676,019)	5,815,817
Cash and cash equivalents, beginning of year	1,093,295	1,023,945	347,926

Cash and cash equivalents, end of year	$1,023,945	$347,926	$6,163,743

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

FACTUAL DATA CORP.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

      Factual Data Corp. (“FDC” or “the Company”) was incorporated in the state of Colorado in 1985. The Company provides information services to the mortgage and consumer lending industries, employers, landlords and other business customers located throughout the United States. The Company provides electronic ordering and delivery of customized information services, including consumer and mortgage credit reports, employment and resident background screening, fraud detection and portfolio scoring. Employee background information is supplied under EMPfactsSM, EMPfacts Quick IDSM and Resident Qualifier reports for employers and landlords.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FDC Acquisition, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Information Services

      Revenue generated from providing mortgage credit reports and other information services are recognized when the information has been delivered to the customer.

System Affiliates

      Pursuant to the various franchise and license agreements, system affiliates, franchised and licensed offices of the Company, are required to pay the Company royalties based on a percentage of their sales. In addition, system affiliates that provide our employee background screening services are required to pay $100 per month for national advertising conducted by the Company.

      Royalties allowed under the agreements are recognized based on the percentage of adjusted gross billings, as reported by the system affiliates. Included in revenue are royalties of $1,601,388, $1,172,480 and $1,307,228 for the years ended December 31, 1999, 2000 and 2001.

Deferred Revenue

      Deferred revenue primarily represents deposits that the Company requires certain customers to maintain.

Software License Fees

      The Company recognizes revenue from the licensing of computer software upon customer acceptance of the configured master. The Company has no significant post-contract support obligations.

      Included in revenue are license fees of $353,667, $22,812 and $0 for the years ended December 31, 1999, 2000 and 2001.

Cash and Cash Equivalents

      The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Property and Equipment

      Property and equipment are recorded at cost. Provisions for depreciation are computed using the straight-line method over estimated useful lives ranging from 3 to 30 years. Maintenance and repairs are charged to

FACTUAL DATA CORP.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Goodwill and Intangible Assets

      Intangible assets are recorded at cost less accumulated amortization. Through December 31, 2001, customer rights and customer lists and goodwill are amortized using the straight-line method over 15 years and non-compete agreements, franchise and license agreements are amortized over the life of the agreements, which extend from three to ten years. Intellectual property is amortized from 13 to 15 years and loan origination costs are amortized over the loan term. (See Summary of Significant Accounting Policies — Recent Accounting Pronouncements for discussion concerning goodwill and customer list amortization subsequent to December 31, 2001.)

      Goodwill represents the excess of the cost over the fair value of its net assets acquired at the date of acquisition. Deferred acquisition costs consist of direct third party costs and expenses associated with the Company’s investigation of potential future acquisitions. Any costs and expenses associated with unsuccessful efforts will be expensed in the period in which the acquisition has been deemed to be unsuccessful. Deferred acquisition costs totaled $3,304 and $0 at December 31, 2000 and 2001.

      Amortization expense of goodwill and other intangible assets was $1,592,523, $2,544,150 and $1,894,443 for the years ended December 31, 1999, 2000 and 2001.

Long-Lived Assets

      Long-lived assets, identifiable intangibles, and associated goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset’s fair value. (See Note 3)

Software Development Costs

      The Company applies the provisions of Statement of Position 98-1 (“SOP 98-1”), “Accounting for Costs of Computer Software Developed for Internal Use.” In accordance with SOP 98-1, the Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software of three years.

      The Company capitalized $624,282, $754,996 and $749,216 of costs for the years ended December 31, 1999, 2000 and 2001.

Comprehensive Income

      Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), governs the financial statement presentation of changes in shareholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended December 31, 1999, 2000 and 2001, the Company had no items of comprehensive income (loss) other than net losses; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

Use of Estimates

      The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and

FACTUAL DATA CORP.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes

      The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Concentration of Credit Risk

      The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company’s cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts.

      Concentrations of credit risk with respect to accounts receivable are associated with many customers dispersed across geographic areas. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information.

Fair Value of Financial Instruments

      The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts of financial instruments reported on the consolidated balance sheets approximate their respective fair values.

Segment Information

      The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

      The Company currently operates in three business segments: mortgage services, consumer services and other services, which consist of resident and employment screening services.

Derivative Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS No. 133, all derivative instruments, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through net income (loss). If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or a firm commitment through net income (loss) until the hedged item is recognized in net income (loss). The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The effect of adoption of this new accounting standard on the Company’s results of operations, financial position and cash flows was not material.

FACTUAL DATA CORP.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Stock Options

      The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and a related interpretation in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company’s stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Net Income (Loss) Per Share

      The Company provides for the calculation of “Basic” and “Diluted” earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142.

      The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill of $168,163 will no longer be amortized and will be subject to impairment testing under SFAS No. 142. Other intangible assets with a carrying amount of $28,515,847 at December 31, 2001 will be subject to the amortization methods prescribed by SFAS No. 142. The Company has determined that it has three reportable units. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 142 will impact its financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

FACTUAL DATA CORP.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

Reclassifications

      Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 financial statement presentation. Such reclassifications have no effect on financial position or net income (loss) as previously reported.

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Acquisitions

      The Company completed two acquisitions (Credit Bureau of Dallas, Inc. and Factual Data of Florida) in 2001 and four acquisitions (C.B. Unlimited, Inc., Quality Credit Reports, LLC, Air Credit Reporting Midwest, Inc. and Credit Bureau of Carbon County Credit Reporting Department) in 2000. The purpose of these acquisitions was either to acquire competitors or to acquire franchise rights, enabling the Company to increase market share. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in the consolidated financial statements from the date of the acquisitions. The purchase price allocation of the acquisitions and consideration paid were as follows:

		Year Ended December 31,

	Lives	2000	2001

Fair value of assets:
Property and equipment	3 to 7 years	$164,000	$265,300
Customer rights and customer lists	15 years	2,656,208	2,348,350
Non-compete agreements	3 years	80,000	40,000
Goodwill	15 years	—	160,200
Franchise and license agreements	10 years	—	135,000
Intellectual property	15 years	175,000	—
Other assets	N/A	4,250	1,150

		$3,079,458	$2,950,000

Consideration paid:
Notes payable issued		$675,000	$1,700,000
Cash payments		2,404,458	1,250,000

		$3,079,458	$2,950,000

      The following unaudited pro forma information presents the consolidated results of operations of the Company as if the 2000 acquisitions had occurred on January 1, 1999 and the 2001 acquisitions had occurred on January 1, 2000. The unaudited pro forma financial data does not purport to be indicative of the actual results, which would have been obtained, or the results, which may be obtained in the future.

	Year Ended December 31,

	1999	2000	2001

Total revenue	$30,057,036	$37,854,920	$51,576,918
Net income (loss)	$952,343	$(9,659,745)	$4,196,251
Basic earnings (loss) per share	$0.19	$(1.79)	$0.73
Diluted earnings (loss) per share	$0.18	$(1.79)	$0.72

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Property and Equipment

      Property and equipment consisted of the following:

	December 31,

	2000	2001

Computer equipment and software	$4,276,876	$5,252,330
Furniture and fixtures	2,520,855	2,801,741
Software development costs	2,277,602	3,026,818
Leasehold improvements	478,641	619,885
Vehicles	140,990	146,376

	9,694,964	11,847,150
Less accumulated depreciation and amortization	4,449,015	6,124,635

	$5,245,949	$5,722,515

      Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $1,122,819, $1,586,838 and $1,726,340.

3.  Intangible Assets

      Intangible assets consisted of the following:

	December 31,

	2000	2001

Customer rights and customer lists	$21,745,034	$24,362,094
Goodwill	8,771	168,971
Non-compete agreements	1,459,121	1,505,151
Franchise and license agreements	7,763,845	8,334,350
Intellectual property	452,902	462,902
Loan origination costs	97,020	97,020

	31,526,693	34,930,488
Less accumulated amortization	4,353,015	6,246,478

	$27,173,678	$28,684,010

      During the year ended December 31, 2000, the Company recorded an impairment adjustment to its intangible assets of approximately $11,799,000. The adjustment was the result of the Company electing to change its accounting policy in assessing its intangible assets from one based upon undiscounted cash flows to a policy which utilizes discounted cash flows. The Company believes that the use of a discounted methodology is preferable, and is consistent with the methodology utilized by management in assessing acquisition investment opportunities. In applying this discounted approach, the Company evaluates its aggregate intangible assets individually on a reporting unit basis in assessing recoverability of net capitalized amounts. In determining the appropriate rate at which to discount future cash flows of each reporting unit, the Company reviews internal and market factors to estimate the industry or market rate of return required for similar investments.

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Acquisition Consolidation Costs

      The Company presents certain costs incurred in connection with the Company’s acquisitions, as acquisition consolidation costs. These costs include charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of the acquired companies’ operations to the Company’s regional processing centers.

5.  Branch Efficiency Costs

      During the fourth quarter of 2000, the Company recorded an expense of $3,046,516 in connection with its decision to combine several of its branch offices for efficiency purposes. The combination was possible due to the completion and development of the Company’s technology center located at its headquarters. Management believes that the strategic decision to combine several of its branches will result in significant future savings to the Company as a result of efficiencies created through the use of technology.

      A summary of the activity for these accruals is as follows:

	Operating		Severance,
	lease	Property and	moving and
	payments	equipment	relocation	Total

Balance, January 1, 2000	$—	$—	$—	$—
Beginning accrual	1,296,179	1,541,819	208,518	3,046,516
Write-down of assets	—	(1,541,819)	—	(1,541,819)

Balance, December 31, 2000	1,296,179	—	208,518	1,504,697
Amounts paid/recovered	(871,396)	132,201	(85,330)	(824,525)
Adjustments	(16,781)	(132,201)	(20,991)	(169,973)

Balance, December 31, 2001	$408,002	$—	$102,197	$510,199

6.  Line of Credit

      On March 27, 2001, the Company amended its $6,000,000 line of credit facility agreement with a bank, which among other things amended certain financial covenants. Advances on the line-of-credit bear interest at the Floating Rate or Eurodollar Rate as defined in the agreement. Principal and unpaid interest is due April 30, 2002. The line of credit requires the Company to meet certain financial covenants and as of December 31, 2001, the Company was in compliance with such covenants. The line is collateralized by substantially all the assets of the Company. The amount due under the line was $3,406,395 and $2,200,000 at December 31, 2000 and 2001. The interest rates on advances at December 31, 2000 and 2001 were 9.562% and 4.759%.

7.  Long-term Obligations

      Long-term obligations consisted of the following:

	December 31,

	2000	2001

Term note payable to a bank, comprised of various notes, which were consolidated and refinanced during 2000. Monthly principal and interest payments total $97,396. Note matures May 2005. Principal on the term note is at a fixed rate of interest of 10.10%	$3,533,333	$2,733,333

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2000	2001

Notes payable to corporations and individuals incurred in the acquisition of several businesses. Monthly principal and interest payments total $37,381 and are due through November 2005. Quarterly principal and interest payments total $319,186 and are due through November 2005. Interest is payable at rates ranging from 8% to 12%. Notes are collateralized by security agreements and assets acquired in the acquisitions	3,385,789	3,511,091
Various capital lease obligations expiring through March 2005. Monthly principal and interest payments to $44,320 with interest at rates ranging from 8.07% to 10.65%, collateralized by office furniture and equipment	1,253,346	1,160,660
Capital lease obligations for service license agreements expiring in April and November 2005. Monthly principal and interest payments total $170,436, with interest at 9.985%	9,796,378	9,313,970
Other note payable	19,562	—

	17,988,408	16,719,054
Less current maturities	3,224,419	4,578,001

Total long-term obligations	$14,763,989	$12,141,053

      The Company has one interest rate swap agreement for a principal amount of $4,000,000, expiring in May 2002. The interest rate swap agreement was entered into in May 2000, in connection with the Company’s term note payable. Under the agreement, the Company pays a fixed rate of interest of 10.10%, and therefore converts the Company’s term note payable from a floating rate obligation to a fixed-rate obligation. At December 31, 2001, the estimated fair value of the interest rate swap was a $58,994 liability and has been included in accounts payable in the accompanying consolidated balance sheet with the corresponding amount included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

      The Company’s interest rate swap does not qualify for using the hedge method of accounting. The Company is exposed to credit risk in the event of non-performance by the counter-party to the interest rate swap agreement; however, the Company does not anticipate non-performance by the counter-party.

      Future maturities of these long-term obligations are as follows:

	Long-Term	Capital		License
Year Ending December 31,	Debt	Leases	Total	Agreements

2002	$2,207,913	$531,839	$2,739,752	$2,783,260
2003	2,239,778	492,694	2,732,472	3,363,129
2004	1,377,331	242,222	1,619,553	3,436,692
2005	419,402	44,112	463,514	1,560,594
2006	—	—	—	16,486

	6,244,424	1,310,867	7,555,291	11,160,161
Less amount representing interest	—	150,207	150,207	1,846,191

	6,244,424	1,160,660	7,405,084	9,313,970
Less current maturities	2,207,913	442,949	2,650,862	1,927,139

	$4,036,511	$717,711	$4,754,222	$7,386,831

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Commitments and Contingencies

Operating Leases

      The Company has non-cancelable long-term operating lease agreements for office space, office furnishings and equipment.

      Rent expense for the operating leases, net of sublease income for the years ended December 31, 1999, 2000 and 2001 was approximately $1,263,000, $1,405,669 and $1,131,114. Future minimum lease payments required under long-term operating leases in effect at December 31, 2001 are as follows:

Year Ending December 31,

2002	$1,433,642
2003	1,427,716
2004	1,419,945
2005	1,102,510
2006	900,801
Thereafter	9,149,542

15,434,156
Less: sublease income	917,831

$14,516,325

Management by Objective (“MBO”) Plan

      Effective April 24, 2001, the Compensation Committee of the Board of Directors approved the MBO Plan to compensate certain officers and employees of the Company for their successful achievement of specific pre-determined objectives. At December 31, 2001, compensation accrued under the Plan was $724,313.

Self Funded Insurance Plan

      The Company is self-insured for certain losses relating to employee medical benefits. The Company has purchased stop-loss coverage, which covers individual claims greater than $20,000 and aggregate annual claims greater than $717,452. Self-insured losses are accrued based upon the Company’s estimate of the aggregate liability for uninsured claims. Amounts accrued for uninsured losses as of December 31, 2000 and 2001 totaled $83,107 and $185,770.

401(k) Plan

      The Company maintains a 401(k) plan for its eligible employees. Participation is voluntary and employees are eligible to participate at age 21 and upon completing one month of employment with the Company. The Company matches 50% of the employees’ contributions up to 4% of the employees’ salary. Company contributions vest ratably, 20% per year, over five years. During the years ended December 31, 1999, 2000 and 2001, the Company contributed $105,241, $139,122 and $146,470 to the 401(k) plan.

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Income Tax Expense (Benefit)

      The provision for income taxes consisted of the following:

	Year Ended December 31,

	1999	2000	2001

Current provision (benefit):
Federal	$403,001	$(611,326)	$1,832,474
State	60,219	(91,348)	273,817

	$463,220	$(702,674)	$2,106,291

Deferred provision (benefit):
Federal	$53,927	$(4,269,810)	$479,925
State	8,051	(638,018)	74,291

	61,978	(4,907,828)	554,216

	$525,198	$(5,610,502)	$2,660,507

      A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

	Year Ended
	December 31,

	1999	2000	2001

U.S. federal statutory rates	34.0%	34.0%	34.0%
State income tax benefit, net of federal tax amount	3.3	3.3	3.3
Other	7.0	(1.7)	1.8

Effective tax rate	44.3%	35.6%	39.1%

      Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

	December 31,

	2000	2001

Self-insured medical claims	$30,999	$69,293
Consolidation costs	485,383	190,304
Property and equipment	(264,619)	37,624
Capitalized software	(366,258)	(401,704)
Intangible assets	4,485,332	3,827,317
Allowance for doubtful accounts	38,617	90,992
Accrued wages and vacation	74,343	93,751
Interest rate swap accrued	—	22,004

Net deferred tax asset	$4,483,797	$3,929,581

      At December 31, 2000 and 2001, the Company believes it is more likely than not that the deferred tax asset is fully realizable, and therefore, no valuation allowance has been recorded.

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Shareholders’ Equity

Preferred Stock

      The Company has authorized the issuance of 1,000,000 shares of preferred stock. As of December 31, 2001, no preferred stock has been issued.

Warrants

      In March and April of 1999, the Company issued 1,912,451 shares of its common stock in a private placement, resulting in net proceeds to the Company of $13,863,539. An agent earned warrants to purchase 55,641 shares of the Company’s Common Stock. These warrants have an exercise price of $8.08 per share and expire on April 1, 2004.

      The Company issued warrants to purchase 1.5 million shares of its common stock and options to purchase 120,000 shares of common stock in connection with its initial public offering. Of these warrants, 1.38 million had an exercise price of $7.15 per share and originally expired on May 13, 2001, which was extended to June 30, 2001. The other 120,000 warrants expired during 2001. The 120,000 options have an exercise price of $7.04 and expire on May 13, 2003. Effective June 30, 2001, warrants to purchase 725,759 shares of common stock were exercised. The Company received $5,020,767 of proceeds from the exercise.

      The Company issued 100,000 warrants in connection with a consulting agreement dated March 1, 2000, amended in September 2000. Of these warrants, 40,000 have an exercise price of $9.00 per share and 60,000 have an exercise price $11.00 per share. The warrants expire in September 2003. The warrants become exercisable by the holder only when the common stock price trades at the exercise price for 20 consecutive days. Additionally, the warrants require the achievement of certain specified performance criteria directly related to raising capital to be met, prior to becoming exercisable. Compensation expense will be measured and recorded when the performance criteria are met.

Shares Retired From Escrow Account

      In connection with one of the Company’s acquisitions in 1998, the Company placed 297,334 shares of its common stock in escrow as security for a minimum stock price guarantee. During 1999, the shares were released from escrow as provided in the purchase agreement, and 213,640 shares of its common stock were delivered to the sellers and the remaining 83,694 shares of common stock were maintained by the Company and retired. The retired shares were treated as a reduction in the number of shares issued in the acquisition with no adjustment being made to the purchase price.

Stock Purchase Plan

      Effective January 1, 2000, the Company established an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company’s common stock for 90% of the fair market value at the lesser of either the beginning or end of each quarter stock purchase period. An employee must have been employed by the Company for at least one year before becoming eligible to participate in the plan. A maximum of 75,000 shares of common stock are available for sale under the plan.

Stock Option Plans

      The Company has adopted the 1997 Stock Incentive Plan whereby the Board of Directors may issue both tax qualified and nonqualified stock options to officers, employees, consultants and others. Under the plan, the Company has reserved 200,000 shares for issuance of common stock. As of December 31, 2001, options to purchase 100,225 shares of the Company’s common stock had been granted under this plan and options to

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 93,725 shares of common stock were outstanding as of December 31, 2001. The shares vest equally over three years from the date of grant.

      Effective January 1, 2000, the Company established the 1999 Employee Formula Award Stock Option Plan. The Company has reserved 400,000 shares of its common stock for issuance upon the exercise of options available for grant under the plan. Employees who have been employed by the Company or one of its affiliates for a least one year and employees who are designated as full-time are eligible for participation in the plan. The options vest equally over five years and are exercisable for ten years. Unless revised by the Board of Directors, the number of shares of common stock underlying the options granted on each anniversary date to eligible employees shall be the sum of (1) the quotient of (a) the eligible employee’s compensation for twelve months preceding the Anniversary Date multiplied by 10%, divided by (b) the market price of the Company’s common stock at the date of issuance, plus (2) the product of 10% of the quotient obtained in (a) above multiplied by the number of years the employee has been with the Company. Options granted under the plan will be equal to or greater than the market price of the Company’s common stock on the date of grant. As of December 31, 2001, options to purchase 252,708 shares of the Company’s common stock had been granted under this plan and options to purchase 191,010 shares of common stock were outstanding at December 31, 2001.

      The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

      SFAS No. 123, “Accounting for Stock-Based Compensation” requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	1999	2000	2001

Dividend yield	0%	0%	0%
Expected volatility	42%	42%	44%
Discount rate	5.5%	5.5%	5.2%
Expected lives	10 years	10 years	10 years

      Under the accounting provisions for SFAS No. 123, the Company’s net income (loss) and basic and diluted earnings (loss) per share would have been adjusted to the following pro forma amounts:

	Year Ended December 31,

	1999	2000	2001

Net income (loss):
As reported	$659,414	$(10,158,230)	$4,136,858
Pro forma	$626,393	$(10,260,246)	$3,890,629
Basic earnings (loss) per share:
As reported	$0.13	$(1.89)	$0.72
Pro forma	$0.13	$(1.91)	$0.68
Diluted earnings (loss) per share:
As reported	$0.13	$(1.89)	$0.71
Pro forma	$0.12	$(1.91)	$0.67

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans and outstanding options and warrants is presented below:

	Options		Warrants

	Number of	Weighted	Number of	Weighted
	Underlying	Average	Underlying	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding January 1, 1999	151,500	$6.75	1,500,000	$7.31
Granted	5,000	8.00	55,641	8.08
Cancelled	(1,166)	5.50	—	—
Exercised	—	—	(100)	7.15

Outstanding December 31, 1999	155,334	6.80	1,555,541	7.34
Granted	110,353	7.13	100,000	10.20
Cancelled	(32,390)	7.02	—	—
Exercised	(667)	5.50	—	—

Outstanding December 31, 2000	232,630	6.93	1,655,541	7.51
Granted	206,080	6.72	—	—
Cancelled	(29,812)	6.51	(774,141)	7.46
Exercised	(4,163)	6.15	(725,759)	7.15

Outstanding December 31, 2001	404,735	$6.86	155,641	$9.44

Exercisable December 31, 1999	140,341	$6.85	1,435,541	$7.19

Exercisable December 31, 2000	144,333	$6.83	1,379,900	$7.15

Exercisable December 31, 2001	159,928	$6.85	55,641	$8.08

	Options	Warrants

Weighted average fair value of options and warrants granted during 2001	$4.39	$—
Weighted average fair value of options and warrants granted during 2000	$4.66	$3.17
Weighted average fair value of options and warrants granted during 1999	$5.21	$3.19

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information summarizes stock options and warrants outstanding and exercisable at December 31, 2001:

Outstanding				Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life in	Exercise		Exercise
Exercise Prices	Number	Years	Price	Number	Price

Options:
$ 5.50	20,000	6.37	$5.50	19,500	$5.50
6.31	133,088	9.05	6.31	—	—
6.50	5,000	6.43	6.50	5,000	6.50
7.04	120,000	1.38	7.04	120,000	7.04
7.13	71,147	8.05	7.13	13,428	7.13
8.00	55,500	9.35	8.00	2,000	8.00

$5.50 to $ 8.00	404,735	6.45	$6.86	159,928	$6.85

Warrants:
$ 8.08	55,641	3.25	$8.08	55,641	$8.08
9.00	40,000	4.17	9.00	—	—
11.00	60,000	4.17	11.00	—	—

$8.08 to $11.00	155,641	3.84	$9.44	55,641	$8.08

11.  Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,

	1999	2000	2001

Numerator:
Net income (loss) available to common shareholders	$659,414	$(10,158,230)	$4,136,858

Denominator:
Basic earnings per share — weighted average shares	4,937,763	5,382,590	5,756,808
Effect of dilutive securities:
Stock options and warrants	281,377	—	62,529

Denominator for diluted earnings per share — weighted average shares	5,219,140	5,382,590	5,819,337
Earnings (loss) per share:
Basis	$0.13	$(1.89)	$0.72
Diluted	$0.13	$(1.89)	$0.71

      For the years ended December 31, 1999, 2000 and 2001 total stock options and warrants exercisable into 1,429,498, 1,888,171 and 497,847 shares of common stock, were not included in the computation of diluted loss per share because their effect was anti-dilutive. These options and warrants could potentially dilute earnings per share in future periods.

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Business Segment Information

      The Company operates in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. Operating results and other financial data are presented for the principal business segments as follows:

	Mortgage	Consumer	Other
Year Ended	Services	Services	Services	Total

December 31, 1999:
Revenue	$23,738,187	$—	$2,091,875	$25,830,062
Cost of services	14,114,259	—	1,285,202	15,399,461
Net income	360,095	—	299,319	659,414
Total assets	38,992,284	—	700,191	39,692,475
Depreciation and amortization	2,629,407	—	85,935	2,715,342
Capital expenditures	2,828,340	—	7,788	2,836,128

December 31, 2000:
Revenue	$25,559,738	$3,180,380	$2,521,088	$31,261,206
Cost of services	15,416,590	1,875,191	987,938	18,279,719
Net income (loss)	(8,997,451)	(1,877,451)	716,672	(10,158,230)
Total assets	31,120,270	10,944,450	735,377	42,800,097
Depreciation and amortization	3,667,513	317,253	146,222	4,130,988
Capital expenditures	1,980,718	14,173	12,860	2,007,751

December 31, 2001:
Revenue	$42,551,506	$6,476,520	$2,212,195	$51,240,221
Cost of services	24,286,011	3,872,304	1,669,844	29,828,159
Net income	3,966,320	140,136	30,402	4,136,858
Total assets	38,264,508	11,675,014	944,009	50,883,531
Depreciation and amortization	3,173,542	325,611	121,630	3,620,783
Capital expenditures	1,860,684	7,499	8,375	1,876,558

13.  Cash Flows

Supplemental disclosure of non-cash investing and financing activities:

      During the year ended December 31, 2001, the Company entered into a capital lease for $570,706 in connection with acquiring the license rights to the Experian Wyoming territory. The Company also issued notes payable of $1,700,000 in connection with an acquisition.

      During the years ended December 31, 1999 and 2000, the Company financed fixed asset purchases of $700,902 and $247,592 respectively, with notes payable and capital leases.

      During the year ended December 31, 2000, the Company issued notes payable of $675,000 in connection with acquisitions.

	Year Ended December 31,

	1999	2000	2001

Cash paid for interest	$533,062	$1,546,114	$2,233,706
Cash paid for income taxes	844,695	197,364	749,533

FACTUAL DATA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Summarized Quarterly Results (Unaudited)

      The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

		Second
	First Quarter	Quarter	Third Quarter	Fourth Quarter

December 31, 2000:
Revenue	$7,789,330	$8,026,281	$7,819,135	$7,626,460
Operating expenses	7,361,652	7,669,226	7,846,222	23,112,590
Gross profit	3,421,564	3,451,463	3,322,050	2,786,410
Net income (loss)	169,905	29,280	(277,349)	(10,080,066)
Basic earnings (loss) per share(1)	0.03	0.01	(0.05)	(1.87)
Diluted earnings (loss) per share(1)	0.03	0.01	(0.05)	(1.87)
December 31, 2001:
Revenue	$13,064,407	$12,714,923	$11,872,688	$13,588,203
Operating expenses	10,723,492	10,583,742	10,032,668	11,360,607
Gross profit	5,533,123	5,301,861	4,942,707	5,634,371
Net income	1,142,026	928,242	908,558	1,158,032
Basic earnings per share(1)	0.21	0.17	0.15	0.19
Diluted earnings per share(1)	0.21	0.17	0.15	0.19

(1)	Earnings (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings (loss) per share amounts may not equal the annual amounts reported.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

Factual Data Corp.
Loveland, Colorado

      The audit referred to in our report dated February 1, 2002 relating to the consolidated financial statements of Factual Data Corp., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule, for the year ended December 31, 2001, listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

      In our opinion such financial statement schedule for the year ended December 31, 2001, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

February 1, 2002

Denver, Colorado

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Factual Data Corp.
Loveland, Colorado

      We have audited the financial statements of Factual Data Corp. as of December 31, 1999 and 2000, and for each of the years then ended, and have issued our report thereon dated March 28, 2001; such financial statements and report are included in Item 8 in this Form 10-K. Our audits also included the financial statement schedules of Factual Data Corp., listed in Item 14. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ EHRHARDT KEEFE STEINER & HOFFMAN, P.C.

March 28, 2001

Denver, Colorado

FACTUAL DATA CORP.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to Cost		Balance at
Description	Period	and Expenses	Deductions	End of Period

Allowance for Doubtful Accounts
Year ended December 31, 1999	$24,635	$299,901	$116,386	$208,150
Year ended December 31, 2000	$208,150	$408,537	$513,156	$103,531
Year ended December 31, 2001	$103,531	$544,442	$404,027	$243,946

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated and Amended Articles of Incorporation.(1)
3.2	—	Amended Bylaws of the Registrant.(1)
4.1	—	Specimen Common Stock Certificate of the Registrant.(1)
4.2	—	Form of Representative Option Agreement.(1)
4.3	—	Share Purchase Agreement dated March 25, 1999 by and between the Registrant and the purchasers thereto, together with Registration Rights Agreement and Investors Agreement of even date therewith.(2)
10.1	—	Office Lease between FDC Office I, LLC and Lenders Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.(1)
10.2	—	Registrant’s 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.(1)
10.3	—	Credit Agreement dated May 23, 2000 between the Registrant and Wells Fargo Bank, N.A.(3)
10.5	—	Form of Indemnification Agreement.(1)
10.7	—	Amendment to Credit Agreement dated March 27, 2001 between the Registrant and Wells Fargo Bank, N.A.(4)
10.8	—	Experian Affiliate Services Agreement (Lease Expansion-Colorado), between Experian Information Solutions, Inc. and the Registrant, dated April 28, 2000.(5)
10.11	—	Agreement for Service — Consumer Reporting Agencies, between Equifax Credit Information Services, Inc. and the Registrant, dated October 8, 1998.*
10.12	—	Reseller Services Agreement, between the Registrant and Experian Information Solutions, Inc., dated November 17, 1998.*
10.13	—	Reseller Service Agreement, between the Registrant and TransUnion LLC, dated October 30, 2001.*
10.14	—	Second Amendment to Credit Agreement dated April 30, 2001 between the Registrant and Wells Fargo Bank, N.A.*
10.16	—	1999 Employee Stock Purchase Plan.(6)
10.17	—	1999 Formula Award Stock Option Plan.(6)
10.18	—	Credit Reporting Company Agreement, between the Registrant and Federal Home Loan Mortgage Corporation, dated January 1, 2000. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
21	—	Subsidiaries of the Registrant.(4)
23.1	—	Consent of BDO Seidman LLP.*
23.2	—	Consent of Ehrhardt Keefe Steiner & Hottman PC.*

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-47051).

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 1999.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 6, 2000.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-92693) filed with the Commission on December 14, 1999.