Form 10-K/A
period 2001-12-31
FACTUAL DATA CORP
filed 2002-04-26
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, no par value
(Title of Classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002, was approximately $21 million based upon the reported closing sale price of such shares on the Nasdaq National Market for that date. As of March 31, 2002, there were 6,119,893 shares outstanding of which 2,650,650 were held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:
See Item 14(c) herein.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10.19 Experian Affiliate Services Agreement
EX-10.20 Experian Affiliate Services Agreement
Ex-10.21 Credit Report and Access Marketing Agmnt.

     This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed solely to amend the exhibit list set forth in Part IV, Item 14(c) of our Form 10-K filed with the Securities and Exchange Commission on April 16, 2002 and to file the attached exhibits. The other information in Item 14 of the Form 10-K is simply restated herein and has not been amended.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Financial Statement Schedules

(1)	Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	No Financial Statement Schedules are included because such schedules are not applicable, are not required, or because the required financial information is included in the Consolidated Financial Statements or notes thereto.

     (b)  Reports on Form 8-K

None

     (c)  Exhibits

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation.(1)
3.2	Amended Bylaws of the Registrant.(1)
4.1	Specimen Common Stock Certificate of the Registrant.(1)
4.2	Form of Representative Option Agreement.(1)
4.3	Share Purchase Agreement dated March 25, 1999 by and between the Registrant and the purchasers thereto, together with Registration Rights Agreement and Investors Agreement of even date therewith.(2)
10.1	Office Lease between FDC Office I, LLC and Lenders Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.(1)
10.2	Registrant’s 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.(1)
10.3	Credit Agreement dated May 23, 2000 between the Registrant and Wells Fargo Bank, N.A.(3)
10.5	Form of Indemnification Agreement.(1)
10.7	Amendment to Credit Agreement dated March 27, 2001 between the Registrant and Wells Fargo Bank, N.A.(4)
10.8	Experian Affiliate Services Agreement (Lease Expansion-Colorado), between Experian Information Solutions, Inc. and the Registrant, dated April 28, 2000.(5)

Exhibit
Number	Description

10.11	Agreement for Service — Consumer Reporting Agencies, between Equifax Credit Information Services, Inc. and the Registrant, dated October 8, 1998.(7)
10.12	Reseller Services Agreement, between the Registrant and Experian Information Solutions, Inc., dated November 17, 1998.(7)
10.13 10.14	Reseller Service Agreement, between the Registrant and TransUnion LLC, dated October 30, 2001.(7)
Second Amendment to Credit Agreement dated April 30, 2001 between the Registrant and Wells Fargo Bank, N.A.(7)
10.16	1999 Employee Stock Purchase Plan.(6)
10.17	1999 Formula Award Stock Option Plan.(6)
10.18	Credit Reporting Company Agreement, between the Registrant and Federal Home Loan Mortgage Corporation, dated January 1, 2000. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission, as further noted on the Exhibit as filed(7)
10.19	Experian Affiliate Services Agreement (Lease Expansion — South Texas), between Experian Information Solutions, Inc. and Factual Data, dated December 1, 2000. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
10.20	Experian Affiliate Services Agreement (Lease Expansion — Wyoming), between Experian Information Solutions, Inc. and Factual Data, dated January 31, 2001. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
10.21	Credit Report Transmission and Access Marketing Agreement, between Fannie Mae and Factual Data Corp., dated November 11, 1998. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
21	Subsidiaries of the Registrant.(4)
23.1	Consent of BDO Seidman LLP.(7)
23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC.(7)

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-47051).

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 1999.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 6, 2000.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-92693) filed with the Commission on December 14, 1999.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 16, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTUAL DATA CORP.

Date:	April 25, 2002	By:	/s/ J.H. Donnan

J.H. Donnan, Chairman Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated and Amended Articles of Incorporation.(1)
3.2	Amended Bylaws of the Registrant.(1)
4.1	Specimen Common Stock Certificate of the Registrant.(1)
4.2	Form of Representative Option Agreement.(1)
4.3	Share Purchase Agreement dated March 25, 1999 by and between the Registrant and the purchasers thereto, together with Registration Rights Agreement and Investors Agreement of even date therewith.(2)
10.1	Office Lease between FDC Office I, LLC and Lenders Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.(1)
10.2	Registrant’s 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.(1)
10.3	Credit Agreement dated May 23, 2000 between the Registrant and Wells Fargo Bank, N.A.(3)
10.5	Form of Indemnification Agreement.(1)
10.7	Amendment to Credit Agreement dated March 27, 2001 between the Registrant and Wells Fargo Bank, N.A.(4)
10.8	Experian Affiliate Services Agreement (Lease Expansion-Colorado), between Experian Information Solutions, Inc. and the Registrant, dated April 28, 2000.(5)
10.11	Agreement for Service — Consumer Reporting Agencies, between Equifax Credit Information Services, Inc. and the Registrant, dated October 8, 1998.(7)
10.12	Reseller Services Agreement, between the Registrant and Experian Information Solutions, Inc., dated November 17, 1998.(7)
10.13 10.14	Reseller Service Agreement, between the Registrant and TransUnion LLC, dated October 30, 2001.(7)
Second Amendment to Credit Agreement dated April 30, 2001 between the Registrant and Wells Fargo Bank, N.A.(7)
10.16	1999 Employee Stock Purchase Plan.(6)
10.17	1999 Formula Award Stock Option Plan.(6)
10.18	Credit Reporting Company Agreement, between the Registrant and Federal Home Loan Mortgage Corporation, dated January 1, 2000. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission, as further noted on the Exhibit as filed(7)
10.19	Experian Affiliate Services Agreement (Lease Expansion — South Texas), between Experian Information Solutions, Inc. and Factual Data, dated December 1, 2000. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*

Exhibit
Number	Description

10.20	Experian Affiliate Services Agreement (Lease Expansion — Wyoming), between Experian Information Solutions, Inc. and Factual Data, dated January 31, 2001. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
10.21	Credit Report Transmission and Access Marketing Agreement, between Fannie Mae and Factual Data Corp., dated November 11, 1998. Note: Portions of this agreement have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission as further noted on this Exhibit as filed.*
21	Subsidiaries of the Registrant.(4)
23.1	Consent of BDO Seidman LLP.(7)
23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC.(7)

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-47051).

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 1999.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 6, 2000.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-92693) filed with the Commission on December 14, 1999.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on April 16, 2002.