Form 10-Q
period 2002-03-31
FACTUAL DATA CORP
filed 2002-05-14
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-24205

Factual Data Corp.
(Exact name of Registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1449911 (I.R.S. Employer Identification No.)

5200 Hahns Peak Drive, Loveland, Colorado 80538
(Address of principal executive offices) (Zip code)

(970) 663-5700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

     As of May 13, 2002, the registrant had 6,123,019 shares of common stock outstanding.

FACTUAL DATA CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

Item 1. Financial Statements

FACTUAL DATA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,163,743	$3,376,494
Trade accounts receivable, net of allowance of $243,946 and $271,851	5,919,521	7,994,898
Prepaid expenses and other	244,356	487,460
Deferred income taxes	466,344	437,043

Total current assets	12,793,964	12,295,895

Property and equipment, net	5,722,515	5,640,150

Other assets:
Intangible assets, net	28,684,010	30,325,349
Deferred income taxes	3,463,237	3,267,811
Other assets	219,805	196,678

Total other assets	32,367,052	33,789,838

Total assets	$50,883,531	$51,725,883

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,200,000	$—
Current portion of long-term debt	2,650,862	3,349,979
Current portion of capitalized lease obligation — license agreements	1,927,139	2,263,305
Accounts payable	4,806,209	5,136,218
Accrued branch efficiency costs	510,199	362,634
Accrued compensation	1,335,466	791,971
Income taxes payable	332,138	618,213
Accrued expenses	426,986	408,066
Deferred revenue	78,624	67,298

Total current liabilities	14,267,623	12,997,684
Capitalized lease obligation — license agreements, less current portion	7,386,831	6,769,535
Long-term debt, less current portion	4,754,222	6,164,100

Total liabilities	26,408,676	25,931,319

Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, 10,000,000 shares authorized; 6,120,380 at December, 31, 2001; 6,120,663 at March 31, 2002 issued and outstanding	27,615,506	27,639,046
Accumulated deficit	(3,140,651)	(1,844,482)

Total shareholders’ equity	24,474,855	25,794,564

Total liabilities and shareholders’ equity	$50,883,531	$51,725,883

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2001	2002

	(Unaudited)
Revenue:
Mortgage services	$11,001,967	$11,234,457
Consumer services	1,562,351	1,600,105
Other services	500,089	654,689

Total revenue	13,064,407	13,489,251

Operating expenses:
Cost of services	7,531,284	7,185,912
Selling, general, and administrative	2,293,740	2,823,101
Depreciation and amortization	861,695	993,797
Acquisition consolidation costs	36,773	109,111

Total operating expenses	10,723,492	11,111,921

Income from operations	2,340,915	2,377,330

Other income (expense):
Other income	94,256	111,427
Interest expense	(601,072)	(405,255)

Total other income (expense)	(506,816)	(293,828)

Income before income taxes	1,834,099	2,083,502
Income tax expense	692,073	787,334

Net income	$1,142,026	$1,296,168

Earnings per share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

Weighted average shares outstanding:
Basic	5,387,387	6,120,663
Diluted	5,391,248	6,175,776

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2001	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$1,142,026	$1,296,168
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	861,695	993,797
Unrealized loss on swap agreement	95,458	23,795
Net cash settlements under swap agreement	12,476	36,520
Deferred income taxes	4,238	224,727
Changes in assets and liabilities:
Accounts receivable	(3,086,821)	(2,075,377)
Prepaid expenses and other	43,441	(243,104)
Income taxes payable	—	286,075
Other assets	(12,139)	23,127
Accrued branch efficiency costs	(360,878)	(147,565)
Accounts payable	1,035,388	131,214
Accrued expenses and compensation	1,193,944	(562,415)
Deferred revenue	18,250	(11,326)

Net cash provided by (used in) operating activities	947,078	(24,364)

Cash flows from investing activities:
Cash used for software development	(174,530)	(217,821)
Purchase of property and equipment	(85,467)	(191,962)
Purchase of other intangible assets	—	(2,985)
Net cash settlements under swap agreement	(12,476)	(36,520)
Cash used in the acquisition of businesses	(1,064,872)	(895,000)

Net cash used in investing activities	(1,337,345)	(1,344,288)

Cash flows from financing activities:
Principal payments of long-term debt and capital lease obligations	(952,489)	(942,137)
(Payments) borrowings on line of credit, net	1,900,000	(500,000)
Net proceeds from employee stock purchases and exercises of stock options	9,699	23,540

Net cash provided by (used in) financing activities	957,210	(1,418,597)

Net increase (decrease) in cash and cash equivalents	566,943	(2,787,249)
Cash and cash equivalents, beginning of period	347,926	6,163,743

Cash and cash equivalents, end of period	$914,869	$3,376,494

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

     During the three months ended March 31, 2001, we entered into a capital lease for $570,706 in connection with acquiring the license rights to the Experian Wyoming territory. We also issued notes payable of $1,600,000 in connection with an acquisition.

     During the three months ended March 31, 2002, we issued notes payable of $1,070,000 in connection with acquisitions.

	Three Months Ended March 31,

	2001	2002

Cash paid for interest	$576,838	$340,501
Cash paid for income taxes	1,837	276,750

FACTUAL DATA CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and operating results for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2002, which includes audited financial statements for the years ended December 31, 2001 and 2000. The results of operations for the three months ended March 31, 2002, may not be indicative of the results of operations for the year ended December 31, 2002.

2. Business Acquisitions

     We completed two asset acquisitions, Datafax Credit Bureau of West Palm Beach and Southeastern Florida, Inc. for $1,790,000 and Professional Mortgage Reference Services, Inc. for $350,000, in the first quarter of 2002 and one asset acquisition, Factual Data of Florida, Inc. for $2,600,000, in the first quarter of 2001. The purpose of these acquisitions was either to acquire competitors or to acquire franchise rights, enabling us to increase market share. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in our consolidated financial statements from the date of the acquisitions. The purchase price allocation of the acquisitions and consideration paid were as follows:

		Three Months Ended March 31,

	Lives	2001	2002

Fair value of assets:
Property and equipment	3 to 7 years	$260,000	$5,500
Customer rights and customer lists	15 years	2,308,850	1,527,500
Non-compete agreements	3 years	30,000	210,000
Goodwill	(a)	—	397,000
Other assets	N/A	1,150	—

		$2,600,000	$2,140,000

Consideration paid:
Notes payable issued		$1,600,000	$1,070,000
Accounts payable assumed		—	175,000
Cash payments		1,000,000	895,000

		$2,600,000	$2,140,000

(a)	Goodwill was amortized over 15 years through December 31, 2001. See Note 7 for information regarding our adoption of SFAS No. 142.

     The following unaudited pro forma information presents our consolidated results of operations as if the 2001 acquisition had occurred on January 1, 2001 and the 2002 acquisitions had occurred on January 1, 2002. The unaudited pro forma financial data does not purport to be indicative of the actual results, which would have been obtained, or the results, which may be obtained in the future.

	Three Months Ended March 31,

	2001	2002

Total revenue	$13,682,451	$13,962,293
Net income	$1,247,588	$1,388,506
Basic earnings per share	$0.23	$0.23
Diluted earnings per share	$0.23	$0.22

3. Line of Credit and Long-Term Debt

     On April 30, 2002, we renewed our $6,000,000 line of credit facility agreement with our bank whereby we rolled the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified the terms of our term loan. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the Floating Rate or Eurodollar Rate 4.7% at March 31, 2002. The terms of the new line of credit and term loan have been reflected in the March 31, 2002 balance sheet. Advances on the line of credit bear interest at the Floating Rate or Eurodollar Rate as defined in the agreement 4.7% at March 31, 2002. Principal and unpaid interest is due April 30, 2003. The line of credit and the term loan require that we meet certain financial covenants and as of March 31, 2002 we were in compliance with such covenants. The line of credit and the term loan are collateralized by substantially all of our assets. The amount due under the line of credit was $2,200,000 at December 31, 2001. There are no advances on the renewed line of credit at March 31, 2002.

4. Earnings Per Share

     The following table sets forth a computation of our basic and diluted earnings per share:

	Three Months Ended March 31,

	2001	2002

Numerator:
Net income available to common shareholders	$1,142,026	$1,296,168

Denominator:
Basic earnings per share — weighted average shares	5,387,387	6,120,663
Effect of dilutive securities:
Stock options and warrants	3,861	55,113

Denominator for diluted earnings per share — weighted average shares	5,391,248	6,175,776
Earnings per share:
Basic	$0.21	$0.21
Diluted	$0.21	$0.21

     Stock options and warrants convertible or exercisable into approximately 821,941 shares of common stock were outstanding at March 31, 2002 and stock options and warrants convertible or exercisable into approximately 1,937,685 shares of common stock were outstanding as of March 31, 2001. Of these securities, 766,828 and 1,933,824, respectively, were not included in the computation of diluted EPS because they were anti-dilutive but could potentially dilute EPS in future periods.

5. Business Segment Information

     We operate in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. Operating results and other financial data are presented for the principal business segments as follows:

	Mortgage	Consumer	Other
Three Months Ended	Services	Services	Services	Total

March 31, 2002:
Revenue	$11,234,457	$1,600,105	$654,689	$13,489,251
Cost of services	5,690,493	986,851	508,568	7,185,912
Net income	1,238,487	46,361	11,320	1,296,168
Total assets	38,654,529	11,973,599	1,097,755	51,725,883
Goodwill	565,971	—	—	565,971
Depreciation and amortization	860,153	101,604	32,040	993,797
Capital expenditures	409,785	—	—	409,785

March 31, 2001:
Revenue	$11,001,967	$1,562,351	$500,089	$13,064,407
Cost of services	6,197,959	982,061	351,264	7,531,284
Net income	1,119,128	14,602	8,296	1,142,026
Total assets	36,406,000	11,726,475	923,764	49,056,239
Goodwill	8,771	—	—	8,771
Depreciation and amortization	764,719	65,349	31,627	861,695
Capital expenditures	255,114	4,882	—	259,996

6. Accounting for Derivative Instruments and Hedging Activities

     As of March 31, 2002, we had one interest rate swap agreement for a principal amount of $4,000,000, which expired in May 2002. The interest rate swap agreement was entered into with our bank in May 2000, in connection with our long-term debt obligation to the bank. Under the agreement, we pay a fixed rate of interest of 10.10%, and therefore convert a portion of our long-term debt from a floating rate obligation to a fixed-rate obligation. At March 31, 2002, the estimated fair value of the interest rate swap was a $35,199 liability and was included in accounts payable in the accompanying consolidated balance sheet with the corresponding change in value of $23,795 for the three months ended March 31, 2002, included in interest expense in the accompanying consolidated statements of income.

     We use an interest rate swap agreement to manage interest rate risk with regard to our variable rate notes payable. Our interest rate swap does not qualify for using the hedge method of accounting. The fair value of the interest rate swap is recorded as an asset or liability and changes in its fair value are recorded currently in earnings.

     We are exposed to credit risk in the event of non-performance by the counter-party to the interest rate swap agreement; however, we do not anticipate non-performance by the counter-party.

7. Intangible Assets

     Our intangible assets consisted of the following:

	December 31,	March 31,
	2001	2002

Customer rights and customer lists	$24,362,094	$25,892,580
Goodwill	168,971	565,971
Non-compete agreements	1,505,151	1,715,151
License agreements	8,334,350	8,334,350
Intellectual property	462,902	462,902
Loan origination costs	97,020	97,020

	34,930,488	37,067,974
Less accumulated amortization	6,246,478	6,742,625

	$28,684,010	$30,325,349

     Effective January 1, 2002, we adopted of SFAS No. 142. As of January 1, 2002, we had $168,971 in unamortized goodwill. Upon the adoption of SFAS No. 142, goodwill is no longer amortizable and will be subject to impairment testing. As a result, we have not amortized goodwill for the three months ended March 31, 2002. We had no goodwill amortization expense for the three months ended March 31, 2001. The effect of adopting SFAS No. 142 and not amortizing goodwill is not considered to be material to net income or earnings per share for the three months ended March 31, 2001 or 2002.

     In accordance with SFAS No. 142, we have completed a transitional impairment test of goodwill and have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.

     Upon the adoption of SFAS No. 142, we evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate.

     Future amortization expense for our intangible assets is estimated as follows (unaudited):

Year Ending December 31,

2002 (9 months)	$1,610,876
2003	2,342,266
2004	2,585,895
2005	2,777,063
2006	2,900,868
Thereafter	17,542,410

$29,759,378

     The following table summarizes the activity in our intangible assets for the periods indicated:

	Year Ended	Three Months Ended March 31,
	December 31,
	2001	2001	2002

		(Unaudited)
Goodwill:
Beginning balance	$8,771	$8,771	$168,971
Additions	160,200	—	397,000
Amortization	—	—	—

Ending balance	$168,971	$8,771	$565,971

Customer rights and customer lists:
Beginning balance	$19,148,007	$19,148,007	$20,160,400
Additions	2,617,061	2,373,722	1,530,485
Amortization	(1,604,668)	(399,592)	(412,824)

Ending balance	$20,160,400	$21,122,137	$21,278,061

Franchise and license agreements:
Beginning balance	$7,551,190	$7,551,190	$7,959,000
Additions	570,506	570,506	—
Amortization	(162,696)	(29,794)	(57,867)

Ending balance	$7,959,000	$8,091,902	$7,901,133

Other intangibles:
Beginning balance	$465,707	$465,709	$395,641
Additions	56,030	30,000	210,000
Amortization	(126,098)	(42,078)	(25,457)

Ending balance	$395,639	$453,631	$580,184

Total intangible assets	$28,684,010	$29,676,441	$30,325,349

     The changes in the carrying amount of goodwill by segment are as follows:

	Mortgage	Consumer	Other
	Services	Services	Services	Total

Balance as of January 1, 2001	$168,971	$—	$—	$168,971
Goodwill acquired during the period	397,000	—	—	397,000

Balance as of March 31, 2002	$565,971	$—	$—	$565,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements, including the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including the special considerations set forth in our annual report on Form 10-K for the year ended December 31, 2001 and elsewhere in this report.

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

     Founded in 1985, we have been publicly held since 1998. Our common stock trades on Nasdaq under the symbol “FDCC.” For more information visit www.factualdata.com. The website shall not be deemed to be part of this report.

     In first quarter 2002, we experienced a surge of industry-firsts with our “4 Hours or It’s Free” guarantee and free automated property valuations. We expanded our market share with traditional and technological partnerships in our mortgage and resident screening divisions. We created a new direct lender services division to focus on providing our value added services such as automated property valuations, flood certifications, and identity authentication to banks, credit unions, and lenders in the home equity, home improvement, and secondary mortgage market. We also increased corporate territory with the acquisition of two affiliate companies serving Florida and Pennsylvania.

     We increased net income 13.5% to $1.3 million for the first quarter of 2002 from $1.1 million for the first quarter of 2001. Diluted earnings per share was $0.21 for the first quarter 2002 compared with $0.21 for the first quarter of 2001 despite a 14.6% increase in diluted weighted average shares outstanding for the first quarter of 2002 as a result of warrants exercised in June 2001.

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

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. As of December 31, 2001, the net carrying amount of goodwill of $168,000 will no longer be amortized and will be subject to impairment testing under SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have completed a transitional impairment test of goodwill and have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired. We have also evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate. Other intangible assets with a carrying amount of $29.8 million at March 31, 2002 will be subject to the amortization methods prescribed by SFAS No. 142.

Allowance for Doubtful Accounts

     We estimate the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of bad debt expense for any period if we made different judgments or utilized different estimates. Our accounts receivable was $8.3 million as of March 31, 2002, and our allowance for doubtful accounts was $272,000 as of March 31, 2002.

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

     Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities. We recorded a net deferred tax asset of approximately $3.7 million at March 31, 2002, of which approximately $3.7 million related to intangible assets. We believe that it is more likely than not that the deferred tax assets will be realized from the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced, and charged against our results from operations in future periods, if we do not generate sufficient future taxable income.

Capitalized Software Development Costs

     We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $175,000 and $218,000 of costs during the three months ended March 31, 2001, and 2002, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $155,000 and $178,000 for the three months ended March 31, 2001 and 2002, respectively.

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

Results of Operations

Three Months Ended March 31, 2001 and 2002

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows (in thousands):

Three months ended	Mortgage	Consumer	Other
March 31, 2001	Services	Services	Services	Total

Revenue	$11,002	$1,562	$500	$13,064
Cost of services	6,198	982	351	7,531
Cost of services as a percent of revenue	56.3%	62.9%	70.2%	57.6%

Three months ended	Mortgage	Consumer	Other
March 31, 2002	Services	Services	Services	Total

Revenue	$11,234	$1,600	$655	$13,489
Cost of services	5,690	987	509	7,186
Cost of services as a percent of revenue	50.7%	61.7%	77.7%	53.3%

     Total revenue increased $425,000, or 3.3%, from $13.1 million in the three months ended March 31, 2001 to $13.5 million in the same period 2002.

     Mortgage services revenue increased $232,000, or 2.1%, from $11.0 million in the three months ended March 31, 2001 to $11.2 million in the same period 2002 as a result of our ability to obtain new business from national accounts, which fueled demand for our mortgage services.

     Consumer services revenue increased $38,000, or 2.4%, from $1.6 million in the three months ended March 31, 2001 to $1.6 million in the same period 2002 as a result of new customers in these territories.

     Other services revenue increased $155,000, or 30.9%, from $500,000 in the three months ended March 31, 2001 to $655,000 in the same period 2002. This overall increase in resident and employment screening services is a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services decreased $345,000, or 4.6%, from $7.5 million in the three months ended March 31, 2001 to $7.2 million in the same period 2002. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the three months ended March 31, 2002, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 57.6% in the three months ended March 31, 2001 to 53.3% in the same period 2002.

     Mortgage cost of services decreased $508,000, or 8.2%, from $6.2 million in the three months ended March 31, 2001 to $5.7 million in the same period 2002. As a percentage of revenue, mortgage cost of services decreased from 56.3% in the three months ended March 31, 2001 to 50.7% in the same period 2002 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $5,000, or 0.5%, from $982,000 in the three months ended March 31, 2001 to $987,000 in the same period 2002. As a percentage of revenue, these costs decreased from 62.9% in the three months ended March 31, 2001 to 61.7% in the same period 2002 as a result of decreased data and salary costs.

     Other cost of services increased $158,000, or 45.0%, from $351,000 in the three months ended March 31, 2001 to $509,000 in the same period 2002 and increased as a percentage of revenue from 70.2% in the three months ended March 31, 2001 to 77.7% in the same period 2002. This increase was due to our implementation of a new marketing call center for other services during the fourth quarter of 2001.

     Selling, general, and administrative expenses increased $529,000, or 23.1%, from $2.3 million in the three months ended March 31, 2001 to $2.8 million in the same period 2002. As a percentage of revenue, these costs increased from 17.6% to 20.9%, a 3.3% increase. Although we expected these expenses to decrease as a percentage of revenue, this period’s increase was due to expansion of our national sales and marketing department, creation of our direct lender services department, expansion of our accounting staff and programming staff and additional training sessions for upgrades to technology software.

     Depreciation and amortization increased $132,000 or 15.3%, from $862,000 in the three months ended March 31, 2001 to $994,000 in the same period 2002. This increase was due to hardware and software upgrades to our technology center.

     Acquisition consolidation costs increased $72,000 from $37,000 in the three months ended March 31, 2001 to $109,000 in the same period 2002. This increase was due primarily to the consolidation of a regional center. These costs included consolidation charges for items such as recruiting fees, salaries, and travel costs for the consolidation and relocation of the acquired companies to our regional processing centers.

     Interest expense decreased $196,000, or 32.6%, from $601,000 in the three months ended March 31, 2001 to $405,000 in the same period 2002. This decrease primarily was due to the reduction of the outstanding balance on our bank revolving line of credit from $5.3 million at March 31, 2001 to $1.7 million at March 31, 2002 and principal reduction on acquisition seller notes.

     Income tax expense was $692,000 in the three months ended March 31, 2001 compared to $787,000 in the same period 2002. Our effective tax rate was 37.7% and 37.8% for the three months ended March 31, 2001 and 2002, respectively.

     As a result of the foregoing factors, net income in the first three months ended March 31, 2002 was $1.3 million, or $0.21 per diluted share, compared to $1.1 million, or $0.21 per diluted share, in the same period 2001.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization), was $3.5 million in the three months ended March 31, 2002 compared to $3.3 million in the same period 2001, a $186,000, or a 5.6%, increase over 2001. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Liquidity and Capital Resources

     We had a cash balance of $3.4 million at March 31, 2002. In June 2001, we received cash proceeds of $5.0 million from the exercise of common stock warrants issued in our initial public offering in May 1998. As of March 31, 2002, we had a working capital deficit of $702,000, which was primarily due to current maturities of long-term debt and capitalized lease obligations of $5.6 million.

     In May 2000, we obtained a $10.0 million credit facility with our bank. Of the $10.0 million, $4.0 million was used to restructure seller promissory notes from prior acquisitions. The $4.0 million note is a five-year term note that matures in May 2005 with monthly principal and interest payments of $97,000. The note bears interest at a rate of 10.1%. The note had a balance of $2.5 million as of March 31, 2002.

     The remaining $6.0 million of the credit facility is an operating line of credit with interest payable at the floating rate or the eurodollar rate as defined in the agreement, which was 4.7% at March 31, 2002. Principal and unpaid interest is due in April 2003. As of March 31, 2002, we had $4.3 million available under the credit line for acquisitions and operations. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of March 31, 2002, including the following:

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our contractual obligations and commercial commitments as of March 31, 2002:

				Experian
Year Ending	Line of	Long-Term	Capital	Capital Lease	Operating
December 31,	Credit	Debt	Leases	Agreements	Leases	Total

	(in thousands)

2002 (9 months)	$—	$2,200	$399	$2,305	$1,254	$6,158
2003	—	2,791	493	3,363	1,582	8,229
2004	—	1,952	242	3,437	1,573	7,204
2005	—	1,184	44	1,561	1,282	4,071
2006	—	333	—	16	1,082	1,431
Thereafter	—	—	—	—	11,861	11,861

Total	$—	$8,460	$1,178	$10,682	$18,634	$38,954

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     As of March 31, 2002, we had one interest rate swap agreement for a principal amount of $4.0 million, which expired in May 2002. The interest rate swap agreement was entered into with our bank in May 2000 in connection with our long-term debt obligation to the bank. Under the agreement, we pay a fixed rate of interest of 10.1%, which effectively converts a portion of our long-term debt from a floating rate obligation to a fixed-rate obligation. At March 31, 2002, the estimated fair value of the interest rate swap was a $35,000 liability and was included in accounts payable in our consolidated balance sheet with the corresponding change in value of $24,000 for the three months ended March 31, 2002 included in interest expense in the accompanying consolidated statements of operations.

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

     As of March 31, 2002, our notes payable to corporations and individuals totaling $4.7 million bore interest at fixed rates ranging from 8.0% to 12.0%. Our Experian capital lease agreements totaling $10.7 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $1.2 million are discounted at fixed rates of interest ranging from 8.1% and 10.7%.

     We are also exposed to some market risk through interest rates related to our cash and cash equivalents balances of $3.4 million. These funds are generally invested in money market funds with short maturities.

     We believe that fluctuations in interest rates on our debt obligations and our cash and cash equivalents in the near term will not materiality affect our operating results, financial position, or cash flows.

II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits — The following exhibits are filed herewith: None

b.	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002

FACTUAL DATA CORP. (Registrant)

/s/ J.H. Donnan

J.H. Donnan Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger

Todd A. Neiberger Chief Financial Officer (Principal Financial and Accounting Officer)