Form 10-Q
period 2002-06-30
FACTUAL DATA CORP
filed 2002-08-14
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of July 23, 2002, the registrant had 6,178,895 shares of common stock outstanding.

FACTUAL DATA CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

		Page

PART I.	Financial Information
Item 1	Financial Statements
	Consolidated Balance Sheets — June 30, 2002 (Unaudited) and December 31, 2001	3
	Unaudited Consolidated Statements of Income — For the Three Months Ended June	4
	30, 2002 and June 30, 2001 and the Six Months Ended June 30, 2002 and June 30, 2001
	Unaudited Consolidated Statements of Cash Flows — For the Six Months Ended June	5
	30, 2002 and June 30, 2001
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II.	Other Information
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22

Item 1. Financial Statements

FACTUAL DATA CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2001	2002
		(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$6,163,743	$3,059,687
Trade accounts receivable, net of allowance of $243,946 and $354,541	5,919,521	7,631,362
Prepaid expenses and other	244,356	516,488
Deferred income taxes	466,344	472,765

Total current assets	12,793,964	11,680,302

Property and equipment, net	5,722,515	5,947,933

Other Assets
Intangibles (including net book value of goodwill of $168,971 and $565,971)	28,684,010	29,748,625
Deferred income taxes	3,463,237	3,103,399
Other assets	219,805	204,338

Total other assets	32,367,052	33,056,362

Total assets	$50,883,531	$50,684,597

Liabilities and Shareholders’ Equity
Current liabilities
Line of credit	$2,200,000	$—
Current portion of long-term debt	2,650,862	3,210,748
Current portion of capitalized lease obligation — license agreements	1,927,139	2,460,848
Accounts payable	4,806,209	5,021,489
Accrued branch efficiency costs	510,199	228,082
Accrued compensation	1,335,466	1,158,794
Income taxes payable	332,138	59,430
Accrued expenses	426,986	438,448
Deferred revenue	78,624	65,148

Total current liabilities	14,267,623	12,642,987
Capitalized lease obligation — license agreements, less current portion	7,386,831	5,946,601
Long-term debt, less current portion	4,754,222	5,426,041

Total liabilities	26,408,676	24,015,629

Shareholders' equity
Preferred stock, 1,000,000 shares authorized; non issued and outstanding	$—	$—
Common stock, no par value, 10,000,000 shares authorized; 6,120,380 shares issued and outstanding at December 31, 2001; and 6,151,169 shares issued and outstanding at June 30, 2002	27,615,506	27,863,427
Deferred compensation	—	(131,636)
Accumulated deficit	(3,140,651)	(1,062,823)

Total shareholders’ equity	24,474,855	26,668,968

Total liabilities and shareholders’ equity	$50,883,531	$50,684,597

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenue:
Mortgage services	$10,480,078	$11,455,210	$21,482,044	$22,689,668
Consumer services	1,674,247	1,722,970	3,236,598	3,323,075
Other services	560,598	915,238	1,060,687	1,569,926

Total revenue	12,714,923	14,093,418	25,779,329	27,582,669

Operating expenses:
Costs of services	7,413,062	8,074,127	14,944,346	15,260,039
Selling, general, and administrative	2,214,679	3,450,660	4,508,419	6,273,761
Depreciation and amortization	896,402	1,047,832	1,758,097	2,041,629
Acquisition consolidation costs	59,599	6,367	96,372	115,479

Total operating expenses	10,583,742	12,578,986	21,307,234	23,690,908

Income from operations	2,131,181	1,514,432	4,472,095	3,891,761
Other income (expense):
Other income	108,740	147,287	202,997	258,715
Interest expense	(679,171)	(365,441)	(1,280,243)	(770,696)

Total other expense	(570,431)	(218,154)	(1,077,246)	(511,981)

Income before income taxes	1,560,750	1,296,278	3,394,849	3,379,780
Income tax expense	632,508	514,618	1,324,581	1,301,952

Net income	$928,242	$781,660	$2,070,268	$2,077,828

Earnings per share:
Basic	$.17	$.13	$.38	$.34
Diluted	$.17	$.13	$.38	$.34

Weighted average shares outstanding:
Basic	5,388,788	6,125,140	5,388,091	6,123,054
Diluted	5,400,071	6,232,827	5,393,141	6,200,781

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2002

Cash flows from operating activities:
Net income	$2,070,268	$2,077,828
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,758,097	2,041,629
Unrealized loss on swap agreement	85,951	—
Bad debt expense	321,516	388,824
Net cash settlements under swap agreement	35,598	59,733
Amortization of deferred compensation	—	40,064
Deferred income taxes	10,510	353,417
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,531,062)	(1,973,979)
Prepaid expenses and other	(11,709)	(272,132)
Income tax refund receivable	987,558	—
Other assets	(24,805)	25,467
Accrued branch efficiency costs	(596,093)	(282,117)
Accounts payable	195,292	215,281
Income taxes payable	75,181	(272,708)
Accrued expenses and compensation	579,929	(165,210)
Deferred revenue	40,350	(13,476)

Net cash provided by operating activities	2,996,581	2,222,621

Cash flows from investing activities:
Cash used for software development	(374,398)	(431,399)
Purchase of property and equipment and intangibles	(281,007)	(1,035,577)
Net cash settlements under swap agreement	(35,598)	(59,733)
Acquisition of businesses, net of cash acquired	(1,000,000)	(1,020,000)

Net cash used in investing activities	(1,691,003)	(2,546,709)

Cash flows from financing activities:
Principal payments of long-term debt and capital lease obligations	(1,847,310)	(2,189,522)
Borrowings on line of credit	1,900,000	—
Payments on line of credit	(406,395)	(2,200,000)
Proceeds from issuance of long-term debt	—	1,533,333
Costs in connection with warrant issuance	(168,246)	—
Net proceeds from employee stock purchases and exercises of stock Options	22,057	76,221

Net cash used in financing activities	(499,894)	(2,779,968)

Net increase (decrease) in cash and cash equivalents	805,684	(3,104,056)
Cash and cash equivalents, beginning of period	347,926	6,163,743

Cash and cash equivalents, end of period	$1,153,610	$3,059,687

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

     During the six months ended June 30, 2001, we recorded a warrant subscription receivable of $5.2 million in connection with the issuance of warrants.

     During the six months ended June 30, 2001, we entered into a capital lease obligation of $570,000 for a license agreement.

     During the six months ended June 30, 2001 and June 30, 2002, we issued notes payable of $1.6 million and $1.1 million, respectively, in connection with acquisitions.

     During the six months ended June 30, 2002, we recorded $172,000 of deferred compensation in connection with certain options issued with a cashless exercise provision.

     During the six months ended June 30, 2002, we reduced the carrying value of certain license agreements and related capital lease obligations for $290,000 in connection with the revision of certain provisions of the agreements and recorded a receivable of $127,000 for amounts due from the licensor.

	Six Months Ended June 30,

	2001	2002

Cash paid for interest	$1,130,962	$705,942
Cash paid for income taxes	202,427	1,206,517

FACTUAL DATA CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and operating results for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2002, which includes audited financial statements for the years ended December 31, 2001 and 2000. The results of operations for the six months ended June 30, 2002, may not be indicative of the results of operations for the year ended December 31, 2002.

     Certain amounts in the unaudited consolidated statements of operations for the three and six months ended June 30, 2001 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2001, have been reclassified to conform to the current period’s presentation.

2. Business Acquisitions

     During the six months ended June 30, 2002, we completed three acquisitions; two during the three months ended March 31, 2002 and one on April 1, 2002. The purpose of these acquisitions was to acquire franchise rights, enabling us to increase market share. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in our consolidated financial statements from the date of the acquisition. The purchase price allocation of the acquisitions and consideration paid were as follows:

		Acquisitions Completed During the
		Three Months Ended	Three Months Ended
	Lives	March 31, 2002	June 30, 2002	Total

		(Unaudited)	(Unaudited)	(Unaudited)

Fair value of assets:
Property and equipment	3-7 years	$5,500	$—	$5,500
Customer rights and customer lists	15 years	1,527,500	180,000	1,707,500
Non-compete agreements	3 years	210,000	10,000	220,000
Goodwill	(a)	397,000	—	397,000
Other assets	N/A	—	10,000	10,000

		$2,140,000	$200,000	$2,340,000

Consideration paid:
Notes payable issued		$1,070,000	$75,000	$1,145,000
Accounts payable assumed		175,000	—	175,000
Cash payments		895,000	125,000	1,020,000

		$2,140,000	$200,000	$2,340,000

(a)	Goodwill was amortized over 15 years through December 31, 2001. See Note 6 for information regarding our adoption of SFAS No. 142.

     The following unaudited pro forma information presents our consolidated results of operations as if the 2002 acquisitions occurred on January 1, 2001 and January 1, 2002. The unaudited pro forma financial data does not purport to be indicative of the actual results, which would have been obtained, or the results, which may be obtained in the future.

	Three Months Ended June 30,

	2001	2002

Total revenue	$13,446,484	$14,093,418
Net income	$1,053,193	$781,660
Basic earnings per share	$0.20	$0.13
Diluted earnings per share	$0.20	$0.13

	Six Months Ended June 30,

	2001	2002

Total revenue	$27,204,300	$28,135,498
Net income	$2,313,653	$2,185,740
Basic earnings per share	$0.43	$0.36
Diluted earnings per share	$0.43	$0.35

3. Line of Credit and Long-Term Debt

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we rolled the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified the terms of our term loan. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.6% at June 30, 2002. The term loan has been reflected in the June 30, 2002 balance sheet. The $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.6% at June 30, 2002. Principal and unpaid interest is due April 30, 2003. The line of credit and the term loan require that we meet certain financial covenants and as of June 30, 2002 we were in compliance with such covenants. The line of credit and the term loan are collateralized by substantially all of our assets. The amount due under the line of credit was $2.2 million at December 31, 2001. There are no advances on the renewed line of credit at June 30, 2002.

     Future maturities of long-term obligations are as follows:

Year Ending	Long-Term	Capital
December 31,	Debt	Leases	Total

(Unaudited)	(in thousands)

2002 (6 months)	$1,374	$266	$1,640
2003	2,816	493	3,309
2004	1,978	242	2,220
2005	1,190	44	1,234
2006	334	—	334

Subtotal	7,692	1,045	8,737
Less amount representing interest	—	100	100

Subtotal	7,692	945	8,637
Less current maturities	2,761	450	3,211

Total	$4,931	$495	$5,426

4. Earnings Per Share

     The following table sets forth a computation of our basic and diluted earnings per share in the three months ended June 30, 2002 and June 30, 2001:

	Three Months Ended June 30,

	2001	2002

Numerator:
Net income available to common shareholders	$928,242	$781,660

Denominator:
Basic earnings per share — weighted average shares	5,388,788	6,125,140
Effect of dilutive securities:
Stock options and warrants	11,283	107,687

Denominator for diluted earnings per share - weighted average shares	5,400,071	6,232,827
Earnings per share:
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

     Stock options and warrants convertible or exercisable into approximately 630,768 shares of common stock were outstanding at June 30, 2002 and stock options and warrants convertible or exercisable into approximately 600,249 shares of common stock were outstanding as of June 30, 2001. Of these securities, 523,081 and 588,966, for the three months ended June 30, 2001 and 2002 respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive; however, they could potentially dilute earnings per share in future periods.

     The following table sets forth a computation of our basic and diluted earnings per share in the six months ended June 30, 2002 and June 30, 2001:

	Six Months Ended June 30,

	2001	2002

Numerator:
Net income available to common shareholders	$2,070,268	$2,077,828

Denominator:
Basic earnings per share — weighted average shares	5,388,091	6,123,054
Effect of dilutive securities:
Stock options and warrants	5,050	77,727

Denominator for diluted earnings per share - weighted average shares	5,393,141	6,200,781
Earnings per share:
Basic	$0.38	$0.34
Diluted	$0.38	$0.34

     Stock options and warrants convertible or exercisable into approximately 630,768 shares of common stock were outstanding at June 30, 2002 and stock options and warrants convertible or exercisable into approximately 600,249 shares of common stock were outstanding as of June 30, 2001. Of these securities, 553,041 and 595,199, for the six months ended June 30, 2001 and 2002, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. However, they could potentially dilute earnings per share in future periods.

5. Business Segment Information

     We operate in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. Operating results and other financial data are presented for the principal business segments as follows:

	Mortgage	Consumer	Other
Three Months Ended	Services	Services	Services	Total

(Unaudited)

June 30, 2002:
Revenue	$11,455,210	$1,722,970	$915,238	$14,093,418
Cost of services	6,393,248	1,034,871	646,008	8,074,127
Net income	577,384	158,904	45,372	781,660
Total assets	37,791,125	11,550,367	1,343,105	50,684,597
Goodwill	565,971	—	—	565,971
Depreciation and amortization	896,658	109,996	41,178	1,047,832
Capital expenditures	396,456	—	7,769	404,225

June 30, 2001:
Revenue	$10,480,078	$1,674,247	$560,598	$12,714,923
Cost of services	6,035,530	967,405	410,127	7,413,062
Net income	859,935	57,007	11,300	928,242
Total assets	40,653,298	11,692,444	953,282	53,299,024
Goodwill	8,771	—	—	8,771
Depreciation and amortization	788,822	79,112	28,468	896,402
Capital expenditures	113,311	—	—	113,311

	Mortgage	Consumer	Other
Six Months Ended	Services	Services	Services	Total

(Unaudited)

June 30, 2002:
Revenue	$22,689,668	$3,323,075	$1,569,926	$27,582,669
Cost of services	12,083,741	2,021,721	1,154,577	15,260,039
Net income	1,815,871	205,265	56,692	2,077,828
Total assets	37,791,125	11,550,367	1,343,105	50,684,597
Goodwill	565,971	—	—	565,971
Depreciation and amortization	1,756,811	211,600	73,218	2,041,629
Capital expenditures	1,027,808	—	7,769	1,035,577

June 30, 2001:
Revenue	$21,482,044	$3,236,598	$1,060,687	$25,779,329
Cost of services	12,233,488	1,949,467	761,391	14,944,346
Net income	1,979,063	71,609	19,596	2,070,268
Total assets	40,653,298	11,692,444	953,282	53,299,024
Goodwill	8,771	—	—	8,771
Depreciation and amortization	1,553,542	144,461	60,094	1,758,097
Capital expenditures	276,125	4,882	—	281,007

Business segment information for the three and six months ended June 30, 2001 have been reclassified to conform to the current period’s presentation.

6. Intangible Assets

     Our intangible assets consisted of the following:

		December 31,	June 30,
	Lives	2001	2002

			(Unaudited)

Customer rights and customer lists	15 years	$24,362,094	$26,433,391
Goodwill	—	168,971	565,971
Non-compete agreements	3 years	1,505,151	1,407,922
License agreements	10 years	8,334,350	8,044,036
Intellectual property	13-15 years	462,902	462,902
Loan origination costs	5 years	97,020	97,020

		34,930,488	37,011,242
Less accumulated amortization		6,246,478	7,262,617

		$28,684,010	$29,748,625

     Effective January 1, 2002, we adopted SFAS No. 142. As of June 30, 2002, we had $565,971 in unamortized goodwill. Upon the adoption of SFAS No. 142, goodwill is no longer amortizable and will be subject to impairment testing. As a result, we have not amortized goodwill for the six months ended June 30, 2002. We had no goodwill amortization expense for the six months ended June 30, 2001. The effect of adopting SFAS No. 142 and not amortizing goodwill is not considered to be material to net income or earnings per share for the three or six months ended June 30, 2001 or 2002.

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

     Future amortization expense for our intangible assets is estimated as follows (unaudited):

Period Ending December 31,

2002 (6 months)	$1,077,707
2003	2,335,000
2004	2,573,132
2005	2,827,301
2006	2,876,184
Thereafter	17,493,330

$29,182,654

     Certain amounts included in the June 30, 2001 and the statement of cash flows for the six months ended June 30, 2001, have been reclassified to agree with the current period’s presentation.

     The following table summarizes the activity in our intangible assets for the periods indicated:

	Year Ended	Six Months Ended June 30,
	December 31,
	2001	2001	2002

		(Unaudited)

Goodwill:
Beginning balance	$8,771	$8,771	$168,971
Additions	160,200	—	397,000
Amortization	—	—	—

Ending balance	$168,971	$8,771	$565,971

Customer rights and customer lists:
Beginning balance	$19,148,007	$19,148,007	$20,160,400
Additions	2,617,061	2,391,079	1,754,067
Amortization	(1,604,668)	(800,059)	(843,897)

Ending balance	$20,160,400	$20,739,027	$21,070,570

Franchise and license agreements:
Beginning balance	$7,551,190	$7,551,190	$7,959,000
Additions	570,506	570,506	(290,314)
Amortization	(162,696)	(67,479)	(119,645)

Ending balance	$7,959,000	$8,054,217	$7,549,041

Other intangibles:
Beginning balance	$465,709	$465,709	$395,640
Additions	56,029	30,000	220,000
Amortization	(126,098)	(77,621)	(52,597)

Ending balance	$395,640	$418,088	$563,043

Total intangible assets	$28,684,010	$29,220,103	$29,748,625

     The changes in the carrying amount of goodwill by segment are as follows:

	Mortgage	Consumer	Other
	Services	Services	Services	Total

Balance as of January 1, 2002	$168,971	$—	$—	$168,971
Goodwill acquired during the period	397,000	—	—	397,000

Balance as of June 30, 2002	$565,971	$—	$—	$565,971

7. Stock Options

     On May 21, 2001, we granted 50,500 options outside of our option plans to seven employees. On July 19, 2002, the Board of Directors modified the options to allow the holders to exercise the options on a cashless basis. During the quarter ended June 30, 2002, in accordance with FIN 44, an interpretation in accounting for stock options plans, we recognized gross deferred compensation in stockholders’ equity of $171,700 and amortized $40,064 as compensation expense for the vested portion of the related options.

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

     In second quarter 2002, we continued to grow our core businesses and develop new service lines. Compared to second quarter 2001, in second quarter 2002 our mortgage services revenue is up nine percent, consumer services revenue is up three percent, and other services revenue, consisting of employment screening and resident screening, is up 63 percent. Our new service line, FDinsight, is an innovative consumer and business online service providing third party verification of the history of service providers such as home health aides, doctors, daycare providers, youth instructors, vendors, potential partners and more. To get it off the ground and into the public eye, we have invested in focus groups, branding and advertising. This service is applicable to most households and businesses.

     We have shown positive results in our operations by increasing revenue in the second quarter while maintaining our direct cost of services. Principal measures of income, including net income, operating income and EBITDA, were all affected by selling, general and administrative costs related to an abandoned securities offering and negotiation, and costs associated with the proposed merger with Fidelity National Information Solutions, Inc. and other selling, general and administrative expenses.

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

     Until our adoption of SFAS No. 142 discussed below, when we determine that the carrying value of other intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by us to be commensurate with the risk inherent in our current business model. Other intangible assets and net goodwill amounted to $29.7 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. As of December 31, 2001 and June 30, 2002, the net carrying amount of goodwill of $168,000 and $565,971, respectively, is no longer amortized and is subject to impairment testing under SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have completed a transitional impairment test of goodwill and have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired. We have also evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate. Other intangible assets with a carrying amount of $29.7 million at June 30, 2002 are subject to the amortization methods prescribed by SFAS No. 142.

Allowance for Doubtful Accounts

     We estimate the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of bad debt expense for any period if we made different judgments or utilized different estimates. Our accounts receivable was $8.0 million as of June 30, 2002, and our allowance for doubtful accounts was $355,000 as of June 30, 2002.

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

     Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities. We recorded a net deferred tax asset of approximately $3.9 million at June 30, 2002, of which approximately $3.9 million related to intangible assets. We believe that it is more likely than not that the deferred tax assets will be realized from the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced, and charged against our results from operations in future periods, if we do not generate sufficient future taxable income.

Capitalized Software Development Costs

     We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $374,000 and $431,000 of costs during the six months ended June 30, 2001, and 2002, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $315,000 and $367,000 for the six months ended June 30, 2001 and 2002, respectively.

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

Results of Operations

Comparison of three months ended June 30, 2002 and June 30, 2001

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows (in thousands):

Three Months Ended	Mortgage	Consumer	Other
June 30, 2001	Services	Services	Services	Total

Revenue	$10,480	$1,674	$561	$12,715
Cost of services	6,036	967	410	7,413
Cost of services as a percent of revenue	57.6%	57.8%	73.1%	58.3%

Three Months Ended	Mortgage	Consumer	Other
June 30, 2002	Services	Services	Services	Total

Revenue	$11,455	$1,723	$915	$14,093
Cost of services	6,393	1,035	646	8,074
Cost of services as a percent of revenue	55.8%	60.1%	70.6%	57.3%

     Total revenue increased $1.4 million, or 11.0%, from $12.7 million in the three months ended June 30, 2001 to $14.1 million in the same period 2002.

     Mortgage services revenue increased $1.0 million, or 9.5%, from $10.5 million in the three months ended June 30, 2001 to $11.5 million in the same period 2002 as a result of our ability to obtain new business from national accounts, which fueled demand for our mortgage services.

     Consumer services revenue remained flat at $1.7 million in the three months ended June 30, 2001 and in the same period 2002.

     Other services revenue increased $354,000, or 63.1%, from $561,000 in the three months ended June 30, 2001 to $915,000 in the same period 2002. This overall increase in resident and employment screening services is a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $700,000, or 9.5%, from $7.4 million in the three months ended June 30, 2001 to $8.1 million in the same period 2002. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the three months ended June 30, 2002, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 58.3% in the three months ended June 30, 2001 to 57.3% in the same period 2002.

     Mortgage cost of services increased $400,000, or 6.7%, from $6.0 million in the three months ended June 30, 2001 to $6.4 million in the same period 2002. As a percentage of revenue, mortgage cost of services decreased from 57.6% in the three months ended June 30, 2001 to 55.8% in the same period 2002 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $33,000 or 3.4%, from $967,000 in the three months ended June 30, 2001 to $1.0 million in the same period 2002. As a percentage of revenue, these costs increased from 57.8% in the three months ended June 30, 2001 to 60.1% in the same period 2002 as a result of increased data and salary costs.

     Other cost of services increased $236,000, or 57.6%, from $410,000 in the three months ended June 30, 2001 to $646,000 in the same period 2002 and decreased as a percentage of revenue from 73.1% in the three months ended June 30, 2001 to 70.6% in the same period 2002. This decrease was due to a reduction in salary costs.

     Selling, general, and administrative expenses increased $1.3 million, or 59.1%, from $2.2 million in the three months ended June 30, 2001 to $3.5 million in the same period 2002. As a percentage of revenue, these costs increased from 17.3% to 24.8%, a 7.5% increase. Although we expected these expenses to decrease as a percentage of revenue, $496,000 of this period’s increase was due to one-time costs related to an abandoned securities offering, the negotiation and costs associated with the proposed merger with Fidelity National Information Solutions, Inc. and costs associated with the FDinsight project. The remainder of this period’s increase was primarily due to increased salary expense for corporate administration, national sales and programming staff, corresponding employee benefit expense and other selling, general and administrative expenses.

     Depreciation and amortization increased $104,000 or 11.6%, from $896,000 in the three months ended June 30, 2001 to $1.0 million in the same period 2002. This increase was due to hardware and software upgrades to our technology center.

     Acquisition consolidation costs decreased $54,000 from $60,000 in the three months ended June 30, 2001 to $6,000 in the same period 2002. This decrease was due primarily to the absence of further acquisition consolidations in 2002.

     Interest expense decreased $314,000, or 46.2%, from $679,000 in the three months ended June 30, 2001 to $365,000 in the same period 2002. This decrease primarily was due to the reduction of the outstanding balance on our bank revolving line of credit from $4.9 million at June 30, 2001 to no outstanding balance at June 30, 2002 and the decrease in interest rates on the line of credit from 10.1% to 4.6%.

     Income tax expense was $633,000 in the three months ended June 30, 2001 compared to $515,000 in the same period 2002. Our effective tax rate was 40% for the three months ended June 30, 2001 and 2002.

     As a result of the foregoing factors, net income in the first three months ended June 30, 2002 was $782,000, or $0.13 per diluted share, compared to $928,000, or $0.17 per diluted share, in the same period 2001. This earnings per share calculation takes into account an increase in weighted average diluted shares outstanding from 5,400,071 in the six months ended June 30, 2001 to 6,232,827 for the same period in 2002.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization), was $2.7 million in the three months ended June 30, 2002 compared to $3.1 million in the same period 2001, a $400,000, or a 12.9%, decrease compared to 2001 as a result of the increase in selling, general, and administrative expenses discussed above. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Comparison of six months ended June 30, 2002 and June 30, 2001

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows (in thousands):

Six Months Ended	Mortgage	Consumer	Other
June 30, 2001	Services	Services	Services	Total

Revenue	$21,482	$3,236	$1,061	$25,779
Cost of services	12,234	1,949	761	14,944
Cost of services as a percent of revenue	56.9%	60.2%	71.7%	58.0%

Six Months Ended	Mortgage	Consumer	Other
June 30, 2002	Services	Services	Services	Total

Revenue	$22,690	$3,323	$1,570	$27,583
Cost of services	12,084	2,022	1,154	15,260
Cost of services as a percent of revenue	53.3%	60.8%	73.5%	55.3%

     Total revenue increased $1.8 million, or 7.0%, from $25.8 million in the six months ended June 30, 2001 to $27.6 million in the same period 2002.

     Mortgage services revenue increased $1.2 million, or 5.6%, from $21.5 million in the six months ended June 30, 2001 to $22.7 million in the same period 2002 as a result of our ability to obtain new business from national accounts, which fueled demand for our mortgage services.

     Consumer services revenue increased $100,000, or 3.1%, from $3.2 million in the six months ended June 30, 2001 to $3.3 million in the same period 2002 as a result of new customers in certain territories.

     Other services revenue increased $500,000, or 45.5%, from $1.1 million in the six months ended June 30, 2001 to $1.6 million in the same period 2002. This overall increase in resident and employment screening services is a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $400,000, or 2.7%, from $14.9 million in the six months ended June 30, 2001 to $15.3 million in the same period 2002. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the six months ended June 30, 2002, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 58.0% in the six months ended June 30, 2001 to 55.3% in the same period 2002.

     Mortgage cost of services decreased $100,000, or 1.0%, from $12.2 million in the six months ended June 30, 2001 to $12.1 million in the same period 2002. As a percentage of revenue, mortgage cost of services decreased from 56.9% in the six months ended June 30, 2001 to 53.3% in the same period 2002 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $100,000 or 5.3%, from $1.9 million in the six months ended June 30, 2001 to $2.0 million in the same period 2002. As a percentage of revenue, these costs increased from 60.2% in the six months ended June 30, 2001 to 60.8% in the same period 2002 as a result of increased data and salary costs.

     Other cost of services increased $439,000, or 57.7%, from $761,000 in the six months ended June 30, 2001 to $1.2 million in the same period 2002 and increased as a percentage of revenue from 71.7% in the six months ended June 30, 2001 to 73.5% in the same period 2002. This increase was due to our implementation of a new marketing call center for other services during the fourth quarter of 2001.

     Selling, general, and administrative expenses increased $1.8 million, or 40.0%, from $4.5 million in the six months ended June 30, 2001 to $6.3 million in the same period 2002. As a percentage of revenue, these costs increased from 17.5% to 22.8%, a 5.3% increase. Although we expected these expenses to decrease as a percentage of revenue, $496,000 of this period’s increase was due to one-time costs related to an abandoned securities offering, the negotiation and costs associated with the proposed merger with Fidelity National Information Solutions, Inc. and costs associated with the FDinsight project. The remainder of this period’s increase was primarily due to increased salary expense for corporate administration, national sales and programming staff, corresponding employee benefit expense, business development, travel and other selling, general and administrative expenses.

     Depreciation and amortization increased $200,000 or 11.1%, from $1.8 million in the six months ended June 30, 2001 to $2.0 million in the same period 2002. This increase was due to hardware and software upgrades to our technology center.

     Acquisition consolidation costs increased $19,000 from $96,000 in the six months ended June 30, 2001 to $115,000 in the same period 2002. This increase was due primarily to the consolidation of a regional center. These costs included consolidation charges for items such as recruiting fees, salaries, and travel costs for the consolidation and relocation of the acquired companies to our regional processing centers.

     Interest expense decreased $529,000, or 40.7%, from $1.3 million in the six months ended June 30, 2001 to $771,000 in the same period 2002. This decrease primarily was due to the reduction of the outstanding balance on our bank revolving line of credit from $4.9 million at June 30, 2001 to no outstanding balance at June 30, 2002 and principal reduction on acquisition seller notes and the decrease in interest rates on the line of credit from 10.1% to 4.6%.

     Income tax expense was $1.3 million in the six months ended June 30, 2001 compared to $1.3 million in the same period 2002. Our effective tax rate was 39% for the six months ended June 30, 2001 and 2002.

     As a result of the foregoing factors, net income in the first six months ended June 30, 2002 was $2.1 million, or $0.34 per diluted share, compared to $2.1 million, or $0.38 per diluted share, in the same period 2001. This earnings per share calculation takes into account an increase in weighted average diluted shares outstanding from 5,393,141 in the six months ended June 30, 2001 to 6,200,781 for the same period in 2002.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization), was $6.2 million in the six months ended June 30, 2002 compared to $6.4 million in the same period 2001, a $200,000, or a 3.1%, decrease compared to 2001 as a result of the increase in selling, general, and administrative expenses discussed above. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Liquidity and Capital Resources

     We had a cash balance of $3.1 million at June 30, 2002. As of June 30, 2002, we had a working capital deficit of $963,000, which was primarily due to current maturities of long-term debt and capitalized lease obligations of $5.7 million, which will be payable over the next twelve months.

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we rolled the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified the terms of our term loan. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.6% at June 30, 2002. The term loan has been reflected in the June 30, 2002 balance sheet. The $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.6% at June 30, 2002. Principal and unpaid interest is due April 30, 2003. The line of credit and the term loan are collateralized by substantially all of our assets. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of June 30, 2002, including the following:

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our contractual obligations and commercial commitments as of June 30, 2002:

				Experian
Year Ending	Line of	Long-Term	Capital	Capital Lease	Operating
December 31,	Credit	Debt	Leases	Agreements	Leases	Total

			(in thousands)
2002 (6 months)	$—	$1,374	$266	$1,499	$793	$3,932
2003	—	2,816	493	3,297	1,582	8,188
2004	—	1,978	242	3,369	1,573	7,162
2005	—	1,190	44	1,579	1,282	4,095
2006	—	334	—	33	1,082	1,449
Thereafter	—	—	—	—	11,861	11,861

Total	—	7,692	1,045	9,777	18,173	36,687
Less capitalized interest	—	—	100	1,370	—	1,470

Net	$—	$7,692	$945	$8,407	$18,173	$35,217

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We had one interest rate swap agreement for a principal amount of $4.0 million, which expired in May 2002. We used the interest rate swap agreement to manage interest rate risk with regard to our variable rate notes payable. Our interest rate swap did not qualify for using the hedge method of accounting.

     As of June 30, 2002, our notes payable to corporations and individuals totaling $4.2 million bore interest at fixed rates ranging from 8.0% to 12.0%. Our Experian capital lease agreements totaling $9.8 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $1.0 million are discounted at fixed rates of interest ranging from 8.1% and 10.7%.

     We are also exposed to some market risk through interest rates related to our cash and cash equivalents balances of $3.1 million. These funds are generally invested in money market funds with short maturities.

     We believe that fluctuations in interest rates on our debt obligations and our cash and cash equivalents in the near term will not materiality affect our operating results, financial position, or cash flows.

II- OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits — The following exhibits are filed herewith:

Exhibit Number 99.1 Chief Executive Officer certification.

Exhibit Number 99.2 Chief Financial Officer certification.

b.	Reports on Form 8-K:

On May 16, 2002, the Company announced that it had signed a non-binding letter of intent to be acquired by Fidelity National Information Services, Inc.

On May 16, 2002, the Company announced that it had signed a non-binding letter of intent to be acquired by Fidelity National Information Services, Inc. It corrected a sentence in the first press release later in the day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

FACTUAL DATA CORP. (Registrant)

/s/ J.H. Donnan J.H. Donnan Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger Todd A. Neiberger Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

99.1	Chief Executive Officer certification.
99.2	Chief Financial Officer certification.