Form 10-Q
period 2002-09-30
FACTUAL DATA CORP
filed 2002-11-13
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     As of November 11, 2002, the registrant had 6,188,589 shares of common stock outstanding.

FACTUAL DATA CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FACTUAL DATA CORP.
CONSOLIDATED BALANCE SHEETS

		September 30,
	December 31,	2002
	2001	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$6,163,743	$5,390,149
Trade accounts receivable, net of allowance of $243,946 and $290,354	5,919,521	9,088,711
Prepaid expenses and other	244,356	334,808
Deferred income taxes	466,344	450,854

Total current assets	12,793,964	15,264,522

Property and equipment, net of accumulated depreciation of $6,124,635 and $7,698,259	5,722,515	5,824,866

Other assets
Intangibles, net (including book value of goodwill of $168,971 and $565,971)	28,684,010	29,215,501
Deferred income taxes	3,463,237	3,187,883
Other assets	219,805	162,854

Total other assets	32,367,052	32,566,238

Total assets	$50,883,531	$53,655,626

Liabilities and Shareholders’ Equity
Current liabilities
Line of credit	$2,200,000	$—
Current portion of long-term debt	2,650,862	3,225,161
Current portion of capitalized lease obligation — license agreements	1,927,139	2,584,502
Accounts payable	4,806,209	6,045,224
Accrued branch efficiency costs	510,199	112,397
Accrued compensation	1,335,466	1,565,145
Income taxes payable	332,138	875,139
Accrued expenses	426,986	486,915
Deferred revenue	78,624	77,748

Total current liabilities	14,267,623	14,972,231
Capitalized lease obligation — license agreements, less current portion	7,386,831	5,261,703
Long-term debt, less current portion	4,754,222	4,598,070

Total liabilities	26,408,676	24,832,004

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 6,120,380 shares issued and outstanding at December 31, 2001 and 6,188,589 shares issued and outstanding at September 30, 2002	27,615,506	27,676,783
Accumulated (deficit) earnings	(3,140,651)	1,146,839

Total shareholders’ equity	24,474,855	28,823,622

Total liabilities and shareholders’ equity	$50,883,531	$53,655,626

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenue:
Mortgage services	$9,636,720	$15,156,839	$31,118,765	$37,846,507
Consumer services	1,619,882	1,846,427	4,856,480	5,169,502
Other services	616,086	998,643	1,676,772	2,568,569

Total revenue	11,872,688	18,001,909	37,652,017	45,584,578

Operating expenses:
Cost of services	6,929,981	9,560,095	21,874,328	24,820,134
Selling, general, and administrative	2,132,980	3,472,891	6,641,398	9,746,652
Depreciation and amortization	909,174	1,081,258	2,667,271	3,122,887
Acquisition consolidation costs	60,533	—	156,905	115,479

Total operating expenses	10,032,668	14,114,244	31,339,902	37,805,152

Income from operations	1,840,020	3,887,665	6,312,115	7,779,426
Other income (expense):
Other income	139,639	152,927	342,636	411,642
Interest expense	(516,111)	(382,001)	(1,796,354)	(1,152,697)

Total other expense	(376,472)	(229,074)	(1,453,718)	(741,055)

Income before income taxes	1,463,548	3,658,591	4,858,397	7,038,371
Income tax expense	554,990	1,448,930	1,879,571	2,750,882

Net income	$908,558	$2,209,661	$2,978,826	$4,287,489

Earnings per share:
Basic	$.15	$.36	$.53	$.70

Diluted	$.15	$.35	$.53	$.69

Weighted average shares outstanding:
Basic	6,119,114	6,181,156	5,634,437	6,142,634

Diluted	6,262,130	6,267,812	5,663,248	6,209,659

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2002

Cash flows from operating activities:
Net income	$2,978,826	$4,287,489
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,667,271	3,122,887
Unrealized loss on swap agreement	87,968	—
Bad debt expense	470,197	434,391
Net cash settlements under swap agreement	63,858	59,733
Deferred income taxes	302,083	290,844
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,370,257)	(3,476,894)
Prepaid expenses and other	(25,329)	(90,452)
Income tax refund receivable	987,558	—
Other assets	(55,011)	66,951
Accrued branch efficiency costs	(816,035)	(397,802)
Accounts payable	338,659	1,239,015
Income taxes payable	346,866	543,001
Accrued expenses and compensation	814,710	289,608
Deferred revenue	64,538	(876)

Net cash provided by operating activities	5,855,902	6,367,895

Cash flows from investing activities:
Cash used for software development	(563,152)	(604,643)
Purchase of property, equipment and intangibles	(464,100)	(1,287,398)
Net cash settlements under swap agreement	(63,858)	(59,733)
Acquisition of businesses, net of cash acquired	(1,131,563)	(1,020,000)

Net cash used in investing activities	(2,222,673)	(2,971,774)

Cash flows from financing activities:
Principal payments of long-term debt and capital lease obligations	(2,747,071)	(3,564,325)
Borrowings on line of credit	1,900,000	—
Payments on line of credit	(1,806,395)	(2,200,000)
Proceeds from issuance of long-term debt	—	1,533,333
Net proceeds from warrants exercised	5,020,767	—
Net proceeds from employee stock purchases and exercises of stock options	71,727	61,277
Purchase of treasury stock	(11,134)	—

Net cash provided by (used in) financing activities	2,427,894	(4,169,715)

Net increase (decrease) in cash and cash equivalents	6,061,123	(773,594)
Cash and cash equivalents, beginning of period	347,926	6,163,743

Cash and cash equivalents, end of period	$6,409,049	$5,390,149

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of non-cash investing and financing activities (unaudited):

     During the nine months ended September 30, 2001, we recorded a warrant subscription receivable of $5.2 million in connection with the issuance of warrants.

     During the nine months ended September 30, 2001, we entered into a capital lease obligation of $570,000 for a license agreement.

     During the nine months ended September 30, 2001 and September 30, 2002, we issued notes payable of $1.6 million and $1.1 million, respectively, in connection with acquisitions.

     During the nine months ended September 30, 2002, we reduced the carrying value of certain license agreements and related capital lease obligations by $290,000 in connection with the revision of certain provisions of the agreements and recorded a receivable of $127,000 for amounts due from the licensor.

     During the nine months ended September 30, 2001, we issued 964 shares of stock, originally acquired as treasury stock valued at $9,525 (cost), to employees in connection with its employee stock purchase plan.

	Nine Months Ended
	September 30,

	2001	2002

Cash paid for interest	$1,696,116	$1,152,697
Cash paid for income taxes	203,017	1,907,668

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). However, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the SEC.

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and operating results for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2002, which includes audited financial statements for the years ended December 31, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2002, may not be indicative of the results of operations for the year ended December 31, 2002.

     Certain amounts in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2001 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2001, have been reclassified to conform to the current period’s presentation.

2. Business Acquisitions

     During the nine months ended September 30, 2002, we completed three asset acquisitions; two during the three months ended March 31, 2002 and one during the three months ended June 30, 2002. The purpose of these acquisitions was to acquire franchise rights, enabling us to increase market share. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in our consolidated financial statements from the date of the acquisition. The purchase price allocation of the acquisitions and consideration paid were as follows:

		Acquisitions Completed During the

		Three Months Ended	Three Months Ended
	Lives	March 31, 2002	June 30, 2002	Total

		(Unaudited)	(Unaudited)	(Unaudited)
Fair value of assets:
Property and equipment	3-7 years	$5,500	$—	$5,500
Customer rights and customer lists	15 years	1,527,500	180,000	1,707,500
Non-compete agreements	3 years	210,000	10,000	220,000
Goodwill	N/A	397,000	—	397,000
Other assets	N/A	—	10,000	10,000

		$2,140,000	$200,000	$2,340,000

Consideration paid:
Notes payable issued		$1,070,000	$75,000	$1,145,000
Accounts payable assumed		175,000	—	175,000
Cash payments		895,000	125,000	1,020,000

		$2,140,000	$200,000	$2,340,000

     The following unaudited pro forma information presents our consolidated results of operations as if the 2002 acquisitions occurred on January 1, 2001 and January 1, 2002. The unaudited pro forma financial data does not purport to be indicative of the actual results which would have been obtained, or the results which may be obtained in the future.

	Three Months
	Ended September 30,

	2001	2002

	(Unaudited)
Total revenue	$12,517,611	$18,001,909
Net income	1,018,711	2,209,661
Basic earnings per share	0.17	0.36
Diluted earnings per share	0.16	0.35

	Nine Months Ended
	September 30,

	2001	2002

	(Unaudited)
Total revenue	$39,721,911	$46,137,408
Net income	3,332,364	4,395,401
Basic earnings per share	0.59	0.72
Diluted earnings per share	0.59	0.71

3. Line of Credit and Long-Term Debt

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.6% at September 30, 2002. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.6% at September 30, 2002. Principal and unpaid interest is due April 30, 2003. The line of credit and the term loan require that we meet certain financial covenants and as of September 30, 2002 we were in compliance with such covenants. The line of credit and the term loan are collateralized by substantially all of our assets. The amount due under the line of credit was $2.2 million at December 31, 2001. There was no amount due on the line of credit at September 30, 2002.

     Future maturities of long-term debt as of September 30, 2002 are as follows:

Period Ending	Long-Term	Capital
December 31,	Debt	Leases	Total

(Unaudited)	(in thousands)
2002 (3 months)	$689	$134	$823
2003	2,816	484	3,300
2004	1,978	233	2,211
2005	1,190	44	1,234
2006	334	—	334

Subtotal	7,007	895	7,902
Less amount representing interest	—	79	79

Subtotal	7,007	816	7,823
Less current maturities	2,785	440	3,225

Total	$4,222	$376	$4,598

4. Earnings Per Share

     The following table sets forth a computation of our basic and diluted earnings per share during the three months ended September 30, 2002 and September 30, 2001:

	Three Months Ended
	September 30,

	2001	2002

Numerator:
Net income available to common shareholders	$908,558	$2,209,661
Denominator:
Basic earnings per share — weighted average shares	6,119,114	6,181,156
Effect of dilutive securities:
Stock options and warrants	143,016	86,656

Denominator for diluted earnings per share — weighted average shares	6,262,130	6,267,812
Earnings per share:
Basic	$0.15	$0.36
Diluted	$0.15	$0.35

     Stock options and warrants convertible or exercisable into approximately 513,756 shares of common stock were outstanding at September 30, 2002 and stock options and warrants convertible or exercisable into approximately 685,863 shares of common stock were outstanding as of September 30, 2001. Of these securities, 427,100 and 542,847 for the three months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive; however, they could potentially dilute earnings per share in future periods.

     The following table sets forth a computation of our basic and diluted earnings per share during the nine months ended September 30, 2002 and September 30, 2001:

	Nine Months Ended
	September 30,

	2001	2002

Numerator:
Net income available to common shareholders	$2,978,826	$4,287,489
Denominator:
Basic earnings per share — weighted average shares	5,634,437	6,142,634
Effect of dilutive securities:
Stock options and warrants	28,811	67,025

Denominator for diluted earnings per share — weighted average shares	5,663,248	6,209,659
Earnings per share:
Basic	$0.53	$0.70
Diluted	$0.53	$0.69

     Stock options and warrants convertible or exercisable into approximately 513,756 shares of common stock were outstanding at September 30, 2002 and stock options and warrants convertible or exercisable into approximately 685,863 shares of common stock were outstanding as of September 30, 2001. Of these securities, 446,731 and 657,052 for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. However, they could potentially dilute earnings per share in future periods.

5. Business Segment Information

     We operate in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. Operating results and other financial data are presented for our principal business segments as follows:

	Mortgage	Consumer	Other
Three Months Ended	Services	Services	Services	Total

(Unaudited)
September 30, 2002:
Revenue	$15,156,839	$1,846,428	$998,642	$18,001,909
Cost of services	7,699,308	1,126,198	734,589	9,560,095
Net income	2,008,678	146,628	54,355	2,209,661
Total assets	41,002,182	11,381,455	1,271,989	53,655,626
Goodwill	565,971	—	—	565,971
Depreciation and amortization	927,460	114,492	39,306	1,081,258
Capital expenditures	251,821	—	—	251,821
September 30, 2001:
Revenue	$9,636,720	$1,619,882	$616,086	$11,872,688
Cost of services	5,490,153	965,540	474,288	6,929,981
Net income	852,100	43,528	12,930	908,558
Total assets	38,749,894	11,679,847	1,028,567	51,458,308
Goodwill	8,771	—	—	8,771
Depreciation and amortization	787,548	88,171	33,455	909,174
Capital expenditures	172,101	2,617	8,375	183,093

	Mortgage	Consumer	Other
Nine Months Ended	Services	Services	Services	Total

(Unaudited)
September 30, 2002:
Revenue	$37,846,507	$5,169,502	$2,568,569	$45,584,578
Cost of services	19,783,049	3,147,920	1,889,165	24,820,134
Net income	3,824,550	351,892	111,047	4,287,489
Total assets	41,002,182	11,381,455	1,271,989	53,655,626
Goodwill	565,971	—	—	565,971
Depreciation and amortization	2,684,271	326,092	112,524	3,122,887
Capital expenditures	1,279,629	—	7,769	1,287,398
September 30, 2001:
Revenue	$31,118,765	$4,856,480	$1,676,772	$37,652,017
Cost of services	17,723,642	2,915,007	1,235,679	21,874,328
Net income	2,831,163	115,137	32,526	2,978,826
Total assets	38,749,894	11,679,847	1,028,567	51,458,308
Goodwill	8,771	—	—	8,771
Depreciation and amortization	2,341,090	232,632	93,549	2,667,271
Capital expenditures	448,226	7,499	8,375	464,100

Business segment information for the three and nine months ended September 30, 2001 have been reclassified to conform to the current period’s presentation.

6. Intangible Assets

     Our intangible assets consisted of the following:

		December 31,	September 30,
	Lives	2001	2002

			(Unaudited)
Customer rights and customer lists	15 years	$24,362,094	$26,116,162
Goodwill	—	168,971	565,971
Non-compete agreements	3 years	1,505,151	1,725,151
License agreements	10 years	8,334,350	8,044,036
Intellectual property	13-15 years	462,902	462,902
Loan origination costs	5 years	97,020	97,020

		34,930,488	37,011,242
Less accumulated amortization		6,246,478	7,795,741

		$28,684,010	$29,215,501

     Effective January 1, 2002, we adopted SFAS No. 142. As of September 30, 2002, we had $565,971 in unamortized goodwill. Upon the adoption of SFAS No. 142, goodwill is no longer amortizable and will be subject to impairment testing. As a result, we have not amortized goodwill for the nine months ended September 30, 2002. We had no goodwill amortization expense for the nine months ended September 30, 2001. The effect of adopting SFAS No. 142 and not amortizing goodwill is not considered to be material to net income or earnings per share for the three or nine months ended September 30, 2001 or 2002.

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

     Future amortization expense for our intangible assets is estimated as follows (unaudited):

Period Ending December 31,

2002 (3 months)	$544,583
2003	2,335,000
2004	2,573,132
2005	2,827,301
2006	2,876,184
Thereafter	17,493,330

$28,649,530

     The following table summarizes the activity in our intangible assets for the periods indicated:

	Year Ended
	December 31,	Nine Months Ended September 30,
	2001	2001	2002

		(Unaudited)
Goodwill:
Beginning balance	$8,771	$8,771	$168,971
Additions	160,200	—	397,000
Amortization	—	—	—

Ending balance	$168,971	$8,771	$565,971

Customer rights and customer lists:
Beginning balance	$18,830,777	$18,830,777	$19,843,170
Additions	2,617,061	2,440,413	1,754,068
Amortization	(1,604,668)	(1,200,790)	(1,276,982)

Ending balance	$19,843,170	$20,070,400	$20,320,256

Franchise and license agreements:
Beginning balance	$7,551,190	$7,551,190	$7,959,000
Additions	570,506	570,506	(290,314)
Amortization	(162,696)	(111,725)	(192,545)

Ending balance	$7,959,000	$8,009,971	$7,476,141

Other intangibles:
Beginning balance	$782,939	$782,939	$712,870
Additions	56,028	30,000	220,000
Amortization	(126,098)	(101,372)	(79,737)

Ending balance	$712,869	$711,567	$853,133

Total intangible assets	$28,684,010	$28,800,709	$29,215,501

     The changes in the carrying amount of goodwill by segment are as follows:

	Mortgage	Consumer	Other
	Services	Services	Services	Total

Balance as of January 1, 2002	$168,971	$—	$—	$168,971
Goodwill acquired during the period	397,000	—	—	397,000

Balance as of September 30, 2002	$565,971	$—	$—	$565,971

7. Shareholders’ Equity

     On May 21, 2001, we granted 50,500 options to purchase our common stock at $8.00 per share to seven employees. On July 19, 2002, the Board of Directors modified the options to allow the holders to exercise the options on a cashless basis. During the quarter ended September 30, 2002, in accordance with Financial Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Options,” no deferred compensation or amortization was recorded in stockholders’ equity because the stock price was less than the options exercise prices.

     On November 1, 2002, we increased our authorized share capital to include 50,000,000 shares of common stock.

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

     In third quarter 2002, our strategy focused on increasing our share of diversified markets and concentrating our sales efforts on large national accounts. For the first nine months of 2002 compared to last year, our revenue from national accounts increased 182 percent. We attribute this increase to our technological superiority, our ‘Four Hours or It’s Free’ guarantee program, and our excellent customer service.

     Our commitment to integrating with all Loan Origination Software systems serving a significant client base has not only served our mission to reach larger clients, but has also widened our potential broker client base by increasing their access to Factual Data’s services. Therefore, our market share in the broker segment has also increased. We note that our annual revenue has increased every year since our IPO in 1998, as has our year-over-year quarterly revenue for every quarter, since 1998. We intend to continue to grow our businesses organically, focusing on customer service, as well as through prudent acquisitions.

     The favorable mortgage market has had a positive influence on our earnings this quarter. However, our increases are not solely attributable to the favorable mortgage market. We have experienced increases in our non-mortgage divisions as well. Our reputation in the information services industry has helped us gain new clients in all divisions. As a result of our web-based technology, we have the best EPS and EBITDA (earnings before interest, taxes, depreciation and amortization) margins in the history of our company.

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

Revenue Recognition

     We recognize revenue when the mortgage credit report or other information, collectively a “unit,” has been delivered to the customer, persuasive evidence of the terms of the arrangement exists, our fee is fixed and determinable, and collectibility is reasonably assured. Delivery usually takes place electronically and revenue is recognized when the customer has access to the data. Our “4 Hours or It’s Free” guarantee program applies to line-item verifications and updates on our reports. We do not recognize revenue on services subject to the guarantee until the guarantee conditions are met. The fees we charge our customers are based on the type of unit delivered. We do not receive upfront set up fees or other upfront fees from our customers. Our cost of services primarily includes data costs, which are expensed when the unit is delivered to the customer.

Valuation of Goodwill and Other Intangible Assets

     We assess the impairment of identifiable intangible assets and goodwill at least annually whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective. As of December 31, 2001 and September 30, 2002, the net carrying amount of goodwill of $168,971 and $565,971, respectively, is no longer amortized and is subject to impairment testing under SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have completed a transitional impairment test of goodwill and have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired. We have also evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate. Other intangible assets of $28.6 million at September 30, 2002 are subject to the amortization methods prescribed by SFAS No. 142.

Allowance for Doubtful Accounts

     We estimate the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of bad debt expense for any period if we made different judgments or utilized different estimates. Our accounts receivable was $9.4 million as of September 30, 2002, and our allowance for doubtful accounts was $290,000 as of September 30, 2002.

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

     Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities. We recorded a net deferred tax asset of approximately $3.6 million at September 30, 2002, of which approximately $3.6 million related to intangible assets. We believe that it is more likely than not that the deferred tax assets will be realized from the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced, and charged against our results from operations in future periods, if we do not generate sufficient future taxable income.

Capitalized Software Development Costs

     We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $563,000 and $605,000 of costs during the nine months ended September 30, 2001, and 2002, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $482,000 and $559,000 for the nine months ended September 30, 2001 and 2002, respectively.

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

Results of Operations

Comparison of three months ended September 30, 2002 and September 30, 2001

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows ($ in thousands):

Three Months Ended	Mortgage	Consumer	Other
September 30, 2001	Services	Services	Services	Total

Revenue	$9,637	$1,620	$616	$11,873
Cost of services	5,490	966	474	6,930
Cost of services as a percent of revenue	57.0%	59.6%	76.9%	58.4%

Three Months Ended	Mortgage	Consumer	Other
September 30, 2002	Services	Services	Services	Total

Revenue	$15,157	$1,846	$999	$18,002
Cost of services	7,699	1,126	735	9,560
Cost of services as a percent of revenue	50.8%	61.0%	73.6%	53.1%

     Total revenue increased $6.1 million, or 51.3%, from $11.9 million in the three months ended September 30, 2001 to $18.0 million in the same period of 2002.

     Mortgage services revenue increased $5.6 million, or 58.4%, from $9.6 million in the three months ended September 30, 2001 to $15.2 million in the same period of 2002 as a result of our ability to obtain new business from national accounts, which fueled demand for our mortgage services.

     Consumer services revenue increased $200,000, or 12.5%, from $1.6 million in the three months ended September 30, 2001 to $1.8 million in the same period of 2002 as a result of an increase in market share.

     Other services revenue increased $383,000, or 62.2%, from $616,000 in the three months ended September 30, 2001 to $999,000 in the same period of 2002. This increase in resident and employment screening services was a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $2.7 million, or 39.1%, from $6.9 million in the three months ended September 30, 2001 to $9.6 million in the same period of 2002. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the three months ended September 30, 2002, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 58.4% in the three months ended September 30, 2001 to 53.1% in the same period of 2002.

     Mortgage cost of services increased $2.2 million, or 40.0%, from $5.5 million in the three months ended September 30, 2001 to $7.7 million in the same period of 2002. As a percentage of revenue, mortgage cost of services decreased from 57.0% in the three months ended September 30, 2001 to 50.8% in the same period of 2002 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $134,000 or 13.9%, from $966,000 in the three months ended September 30, 2001 to $1.1 million in the same period of 2002. As a percentage of revenue, these costs increased from 59.6% in the three months ended September 30, 2001 to 61.0% in the same period of 2002 as a result of increased data and salary costs.

     Other cost of services increased $261,000, or 55.1%, from $474,000 in the three months ended September 30, 2001 to $735,000 in the same period of 2002 and decreased as a percentage of revenue from 76.9% in the three months ended September 30, 2001 to 73.6% in the same period of 2002. This decrease was due to a reduction in salary costs.

     Selling, general and administrative expenses increased $1.4 million, or 66.7%, from $2.1 million in the three months ended September 30, 2001 to $3.5 million in the same period of 2002. As a percentage of revenue, these costs increased from 17.7% to 19.5%, a 1.8% increase. Although we expected these expenses to decrease as a percentage of revenue, $441,000 of this period’s increase was due to one-time costs related to a terminated merger agreement and costs associated with our FDinsight project. Excluding this $441,000, selling, general and administrative expense as a percentage of revenue decreased to 16.8%. The remainder of this period’s increase was primarily due to increased salary expense for corporate administration, national sales and programming staff, corresponding employee benefit expense and other selling, general and administrative expenses.

     Depreciation and amortization increased $191,000 or 21.1%, from $909,000 in the three months ended September 30, 2001 to $1.1 million in the same period of 2002. This increase was due to hardware and software upgrades to our technology center and the expansion of our corporate facility during 2002.

     We had no acquisition consolidation costs in the three months ended September 30, 2002 due to the absence of further acquisition consolidations during that period.

     Interest expense decreased $134,000, or 26.0%, from $516,000 in the three months ended September 30, 2001 to $382,000 in the same period of 2002. This decrease primarily was due to the reduction of the outstanding balance on our bank revolving line of credit from $3.5 million at September 30, 2001 to no outstanding balance at September 30, 2002 and the decrease in interest rates on the line of credit from 10.1% to 4.6%.

     Income tax expense was $555,000 in the three months ended September 30, 2001 compared to $1.4 million in the same period of 2002. Our effective tax rate was 38% and 40% for the three months ended September 30, 2001 and 2002.

     As a result of the foregoing factors, net income in the three months ended September 30, 2002 was $2.2 million, or $0.35 per diluted share, compared to $909,000, or $0.15 per diluted share, in the same period of 2001.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization) was $5.1 million in the three months ended September 30, 2002 compared to $2.9 million in the same period of 2001, a $2.2 million, or a 75.9% increase. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Comparison of nine months ended September 30, 2002 and September 30, 2001

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows ($ in thousands):

Nine Months Ended	Mortgage	Consumer	Other
September 30, 2001	Services	Services	Services	Total

Revenue	$31,119	$4,856	$1,677	$37,652
Cost of services	17,724	2,915	1,235	21,874
Cost of services as a percent of revenue	57.0%	60.0%	73.6%	58.1%

Nine Months Ended	Mortgage	Consumer	Other
September 30, 2002	Services	Services	Services	Total

Revenue	$37,847	$5,169	$2,569	$45,585
Cost of services	19,783	3,148	1,889	24,820
Cost of services as a percent of revenue	52.3%	60.9%	73.5%	54.4%

     Total revenue increased $7.9 million, or 21.0%, from $37.7 million in the nine months ended September 30, 2001 to $45.6 million in the same period of 2002.

     Mortgage services revenue increased $6.7 million, or 21.5%, from $31.1 million in the nine months ended September 30, 2001 to $37.8 million in the same period of 2002 as a result of our ability to obtain new business from national accounts, which fueled demand for our mortgage services.

     Consumer services revenue increased $300,000, or 6.1%, from $4.9 million in the nine months ended September 30, 2001 to $5.2 million in the same period of 2002 as a result of new customers in certain territories.

     Other services revenue increased $900,000, or 53.0%, from $1.7 million in the nine months ended September 30, 2001 to $2.6 million in the same period of 2002. This increase in resident and employment screening services was a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $2.9 million, or 13.2%, from $21.9 million in the nine months ended September 30, 2001 to $24.8 million in the same period of 2002. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the nine months ended September 30, 2002, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 58.1% in the nine months ended September 30, 2001 to 54.4% in the same period of 2002.

     Mortgage cost of services increased $2.1 million, or 11.9%, from $17.7 million in the nine months ended September 30, 2001 to $19.8 million in the same period of 2002. As a percentage of revenue, mortgage cost of services decreased from 57.0% in the nine months ended September 30, 2001 to 52.3% in the same period of 2002 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $200,000 or 6.9%, from $2.9 million in the nine months ended September 30, 2001 to $3.1 million in the same period of 2002. As a percentage of revenue, these costs increased from 60.0% in the nine months ended September 30, 2001 to 60.9% in the same period of 2002 as a result of increased data costs.

     Other cost of services increased $700,000, or 58.3%, from $1.2 million in the nine months ended September 30, 2001 to $1.9 million in the same period of 2002 and decreased as a percentage of revenue from 73.6% in the nine months ended September 30, 2001 to 73.5% in the same period of 2002.

     Selling, general, and administrative expenses increased $3.1 million, or 47.0%, from $6.6 million in the nine months ended September 30, 2001 to $9.7 million in the same period of 2002. As a percentage of revenue, these costs increased from 17.6% to 21.3%, a 3.7% increase. Although we expected these expenses to decrease as a percentage of revenue, $937,000 of this period’s increase was due to one-time costs related to an abandoned securities offering, the negotiation and costs associated with a terminated merger agreement and costs associated with our FDinsight project. The remainder of this period’s increase was primarily due to increased salary expense for corporate administration, national sales and programming staff, corresponding employee benefit expense, business development, travel and other selling, general and administrative expenses.

     Depreciation and amortization increased $400,000 or 14.9%, from $2.7 million in the nine months ended September 30, 2001 to $3.1 million in the same period of 2002. This increase was due to hardware and software upgrades to our technology center and the expansion of our corporate facility.

     Acquisition consolidation costs decreased $42,000 from $157,000 in the nine months ended September 30, 2001 to $115,000 in the same period of 2002. This decrease was due primarily to the small number of acquisitions completed in this period compared to the same period 2001.

     Interest expense decreased $600,000, or 33.3%, from $1.8 million in the nine months ended September 30, 2001 to $1.2 million in the same period of 2002. This decrease primarily was due to the reduction of the outstanding balance on our bank revolving line of credit from $4.9 million at September 30, 2001 to no outstanding balance at September 30, 2002 and principal reduction on acquisition seller notes and the decrease in interest rates on the line of credit from 10.1% to 4.6%.

     Income tax expense was $1.9 million in the nine months ended September 30, 2001 compared to $2.8 million in the same period of 2002. Our effective tax rate was 39% for the nine months ended September 30, 2001 and 2002.

     As a result of the foregoing factors, net income in the first nine months ended September 30, 2002 was $4.3 million, or $0.69 per diluted share, compared to $3.0 million, or $0.53 per diluted share, in the same period of 2001. This earnings per share calculation takes into account an increase in weighted average diluted shares outstanding from 5,663,248 in the nine months ended September 30, 2001 to 6,209,659 for the same period of 2002.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization) was $11.3 million in the nine months ended September 30, 2002 compared to $9.3 million in the same period of 2001, a $2.0 million, or a 21.5%, increase compared to 2001. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. We believe EBITDA is a useful financial metric for evaluating our business.

Liquidity and Capital Resources

     We had a cash balance of $5.4 million at September 30, 2002. As of September 30, 2002, we had working capital totaling $292,000. We anticipate our working capital to continue to increase as we pay down our current portion of long-term debt and capital lease obligations.

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.6% at September 30, 2002. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.6% at September 30, 2002. Principal and unpaid interest is due April 30, 2003. The line of credit and the term loan are collateralized by substantially all of our assets. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of September 30, 2002, including the following:

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our contractual obligations and commercial commitments as of September 30, 2002:

				Experian
Period Ending	Line of	Long-Term	Capital	Capital Lease	Operating
December 31,	Credit	Debt	Leases	Agreements	Leases	Total

			(in thousands)
2002 (3 months)	$—	$689	$134	$733	$387	$1,943
2003	—	2,816	484	3,297	1,582	8,179
2004	—	1,978	233	3,369	1,573	7,153
2005	—	1,190	44	1,579	1,282	4,095
2006	—	334	—	33	1,082	1,449
Thereafter	—	—	—	—	11,861	11,861

Total	—	7,007	895	9,011	17,767	34,680
Less capitalized interest	—	—	79	1,165	—	1,244

Net	$—	$7,007	$816	$7,846	$17,767	$33,436

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

     In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to the debt extinguishment will be effective for fiscal years beginning after May 15, 2002. Adoption of this standard will not have any effect on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We had one interest rate swap agreement for a principal amount of $4.0 million, which expired in May 2002. We used the interest rate swap agreement to manage interest rate risk with regard to our variable rate notes payable. Our interest rate swap did not qualify for using the hedge method of accounting.

     As of September 30, 2002, our notes payable to corporations and individuals totaling $3.7 million bore interest at fixed rates ranging from 8.0% to 12.0%. Our Experian capital lease agreements totaling $9.0 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $895,000 are discounted at fixed rates of interest ranging from 8.1% and 10.7%.

     Our senior bank debt totaling $3.6 million carries a variable rate of interest of 4.6%.

     We are also exposed to some market risk through interest rates related to our cash and cash equivalents balances of $5.4 million. These funds are generally invested in money market funds with short maturities.

     We believe that fluctuations in interest rates on our debt obligations and our cash and cash equivalents in the near term will not materiality affect our operating results, financial position, or cash flows.

Item 4. Controls and Procedures

     Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

     There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2001 Annual Meeting of Shareholders on November 1, 2002. The following matters were acted upon at the meeting:

•	We elected two members to our Board of Directors to serve three year terms and until their successors are elected and qualified;

•	We considered and approved a proposal to amend our Articles of Incorporation to increase the number of authorized shares of our common stock from 10,000,000 to 50,000,000 shares;

•	We considered and approved a proposal to increase the number of shares reserved for issuance under our 1999 Employee Formula Award Stock Option Plan from 400,000 to 600,000 shares; and

•	We ratified the appointment of BDO Seidman, LLP as our independent public accountants for the fiscal year ending December 31, 2002.

     The results of voting on these matters at the meeting were as follows:

	For	Withhold	Against	Abstain

Election of Abdul H. Rajput	4,653,513	246,598	—	—
Election of Robert J. Terry	4,653,513	246,598	—	—
Amendment to Articles	4,537,244	—	354,872	7,995
Employees Plan	4,532,419	—	364,877	2,815
Independent Accountants	4,853,458	—	18,638	28,015

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed herewith:

Exhibit Number 3.1 Amendment to Articles of Incorporation.

Exhibit Number 99.1 Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number 99.2 Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 25, 2002, under Items 5 and 7, we announced that we had signed a definitive agreement to be acquired by Fidelity National Information Services, Inc.

On August 26, 2002, under Item 5, we signed an amendment to our Agreement and Plan of Merger dated July 23, 2002, with Fidelity National Information Services, Inc. The amendment extended both parties’ due diligence review period to August 29, 2002, and extended the period of time to complete the merger to October 31, 2002.

On August 30, 2002, under Item 5, we announced that the merger agreement with Fidelity National Information Services, Inc. had been terminated by mutual agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2002	FACTUAL DATA CORP. (Registrant)

/s/ J.H. Donnan J.H. Donnan Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger Todd A. Neiberger Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amendment to Articles of Incorporation.
99.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.