Form 10-K
period 2002-12-31
FACTUAL DATA CORP
filed 2003-03-28
CIK 1056673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock, no par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 3, 2003, was approximately $26 million based upon the reported closing sale price of such shares on the Nasdaq National Market for that date. As of March 3, 2003, there were 6,190,884 shares outstanding of which 2,721,641 were held by non-affiliates.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $39,097,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2003 are incorporated by reference into Part III of this Report on Form 10-K.

The exhibit index appears on page E-1.

FACTUAL DATA CORP.
2002 ANNUAL REPORT ON FORM 10-K

STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” and “should.” These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in the description of our business in Item 1 and in our management’s discussion and analysis of financial condition and results of operations in Item 7 of this report.

PART I

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

     To date, mortgage services have been our primary business and providing mortgage credit reports has generated the majority of our revenue. We believe that we currently are the second largest provider of mortgage credit reports in the United States and the largest provider to independent mortgage brokers. In addition, we are one of five approved direct information vendors for Freddie Mac’s automated underwriting system and one of 12 approved direct information vendors for Fannie Mae’s automated underwriting system. We are also integrated with the top mortgage loan origination software systems in the United States.

     We believe our success in the mortgage services industry results from our focus on developing and offering industry-leading technology and providing industry-leading customer service. This focus is based on our long-standing view that technology and customer service are rapidly transforming the highly fragmented and non-automated mortgage services industry. Our technology has transformed the preparation and delivery of mortgage credit reports from a completely manual procedure with a several day turnaround to a completely automated process with turnaround time approaching a matter of seconds for many of our services.

     In order to capitalize on our competitive advantages in the mortgage credit reporting industry, we began an aggressive expansion plan in 1998. Since that time, we have acquired 37 mortgage service businesses. Prior to our acquisition of these businesses, the businesses had found it increasingly difficult to make the managerial and capital commitments necessary to achieve required customer service levels and upgrade technology and systems, particularly with market demands for increased speed, accuracy, and cost-effectiveness.

     In an effort to leverage the core competencies and infrastructure that we developed in becoming a leader in the mortgage credit reporting industry, we initiated a diversification strategy into related information service businesses. Further, we developed our resident screening, employment screening, and commercial credit information businesses internally. We expanded into the consumer credit reporting industry by entering into three lease agreements with Experian Information Solutions, Inc. beginning in mid-2000. Through these leases, we sell Experian consumer credit reports to retail banks, retail merchants, automotive dealerships, credit unions, and other businesses in three states. Under these arrangements, we also provide pre-screened promotional lists and account-monitoring programs to financial services providers, such as credit card issuers and home equity line of credit lenders.

     In 2002, we launched FDinsight, to offer consumers advanced background information about people and companies that affect them professionally and personally. We also created our Direct Lender Services Division in 2002 to focus on offering our web-based technology platform to banks, credit unions and lenders in the home equity, home improvement and second mortgage market. We grew our business in 2002 by acquiring three of our mortgage credit reporting franchises, increasing our corporate territory in Florida, Kansas and Pennsylvania. We established new relationships with other mortgage industry leaders, AppIntell, Basis100, FNC and Ocwen; and a non-mortgage industry leader, RentRight. Our ‘4 Hours or It’s Free’ guarantee program was implemented in 2002 to provide clients with a guaranteed four-hour turnaround on online customer service update requests. Furthermore, in 2002 we launched services aimed at the mortgage backed securities market via portfolio services.

Our Services

     We specialize in gathering data from a wide range of sources, adding value by updating and analyzing that information, and electronically delivering and presenting it in the manner that best suits each customer’s decision-making process. The following tables set forth certain information relating to our services.

Mortgage Information Services

Service	Description	Purpose

Merged credit reports	Financial history is obtained from one to three credit repositories; duplicate information is removed; and data is merged and reformatted	Assists lending decisions

Credit scores	Credit scores are obtained from one to three credit repositories	Assists lending decisions

Credit score updates	Update financial history from the data source	Update credit scores for reevaluation of loan decision

Identity authentications	Finds identity theft, fraud, and misrepresentation upon application	Helps prevent loan losses

Fannie Mae Desktop Originator/Desktop Underwriter Services	Provider of merged credit reports to Desktop Underwriter	Assists lenders in automated underwriting decisions

Freddie Mac Loan Prospector Services	Direct credit provider of merged credit reports to Loan Prospector	Assists lenders in automated underwriting decisions

Information updates — online customer service	Verifies and updates current status and loan balance	Assists lenders in evaluating loan decisions with updated data

Flood determination certificates	Flood zone determinations	Assists lenders in loan closings

Automated property valuations	Online property valuations	Assists lenders in collateral value determinations

Third-party originator due diligence reviews	Investigates the credentials of third-party loan originators	Reduces fraudulent loan submissions

Portfolio loan reviews	Provides current credit scores, automated property valuations, or other loan portfolio data	Determines quality of loan portfolio

Tax return verifications	Accesses IRS tax record information	Verifies tax information to reduce fraud

Consumer and Commercial Information Services

Service	Description	Purpose

Consumer credit reports	Provides financial and credit history information	Assists in lending decisions

Risk scores	Provides Fair Isaac Credit (FICO) scores	Assists in lending decisions

Consumer credit segment reports	Provides miscellaneous historical data	Provides collection aids and employment evaluations

Pre-screen products	Provides pre-approved mail and telemarketing promotional lists	Assists in identifying new accounts

Account management services	Reviews existing account portfolio	Monitors account portfolios

Commercial credit reports	Provides commercial, financial, and credit history information	Assists in lending decisions

FDinsight	Provides history and background information on people and companies	Third party verification of information used in making professional and personal decisions

Resident Screening Services

Service	Description	Purpose

Resident qualifier scores	Assigns score weighting	Fair Housing compliance and applicant evaluation

Eviction data searches	Searches eviction databases for unlawful detainer and monetary judgments	Reduces credit risk

Criminal records searches	Searches state and county criminal record history	Assures safe housing environment

Residence history searches	Investigates previous residence history	Decreases customers’ bad debt expense

Public records searches	Searches for tax liens, judgments, and bankruptcy history	Reduces credit risk

Merged credit reports	Financial history is obtained from one to three credit repositories; duplicate information is removed; and data is merged and reformatted	Assists with renting decisions

Fraud searches	Finds fraud, misrepresentation, and inconsistencies upon application	Reduces fraudulent resident applications

Employment Screening Services

Service	10. Description	11. Purpose

Identification verifications	Compares database information with application	Verifies applicant’s identity, former residence, and employment history

Residence verifications	Provides history of past residency	Compares application information

Financial history verifications	Provides summary of applicant’s credit history	Assists in hiring decisions

Criminal history searches	Provides felony and misdemeanor history	Verifies applicant’s criminal history

Motor vehicle reports	Provides history of applicant’s driving record	Provides applicant’s driving history

Employment history verifications	Provides information from previous employers	Validates application information and work history

Substance abuse testing	Detects substance abuse	Assures work place safety

Education verifications	Provides information from educational records	Validates education information on resume or application

Our Acquisition Program

     We have acquired 37 information service businesses since 1998, 13 of which were system affiliates (i.e., former franchisees or licensees). The total purchase price for these acquisitions was approximately $36.5 million. Approximately $20.4 million of this amount was paid in cash, most of which we generated through our initial public offering in 1998 and our private placement in early 1999; $13.8 million was paid with promissory notes or bank debt; and $2.3 million was paid with shares of our common stock. In virtually all of these acquisitions, we were able to bolster the margins of the acquired businesses significantly. We accomplished this by quickly integrating the acquired businesses onto our low-cost, efficient technology platform and by eliminating most of their overhead.

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

     We focus our acquisition efforts on information service businesses. Likely acquisition candidates are companies that meet the following characteristics:

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

     In addition to the initially received report, our customers require additional data, verifications and updated information on 20% of the reports we issue. Our “4 Hours or It’s Free” guarantee demonstrates our commitment to provide what we believe to be the fastest turnaround time in the industry. We are able to take customer service requests online and immediately begin processing the request. We continually monitor the quality of our customer-support services and enhance our performance guidelines to provide the highest quality service.

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

Our Technology

     Our advanced proprietary software and web-based applications enable us to deliver thorough, accurate reports that meet our customers’ formatting specifications. Our technological efforts are designed to enhance our technological leadership, expand our ability to handle additional volume without a commensurate increase in costs, and enhance the speed, reliability, customization, and user-friendliness of our service offerings. Over the past six years, we have invested significant management attention, personnel, and more than $7.5 million on proprietary computer software, state-of-the-art hardware, and communications systems. We employ 51 technical staff, including 18 software programmers, to continue to expand our electronic capabilities and develop new applications and service offerings. Our information, processing, and telecommunications systems can access up to 18,000 files per hour and have a capacity exceeding 50,000 transactions per day. In addition, our systems are scalable, enabling us to grow our customer base and portfolio of services without degrading efficiency or expending substantial funds.

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

     Additionally, our technology centers, website, and computer systems are tested by an independent security firm at least four times each year. These voluntary audits help to reduce our exposure to computer viruses, hackers, common theft, and system failure.

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

     Our primary competitors in the mortgage services industry include The First American Corporation, CBC Companies, Inc., Fidelity National Information Services, Inc., and Equifax Credit Information Services, Inc. In addition, we estimate that there are approximately 1,100 providers of mortgage credit reports, a significant number of which are companies that are small and which operate on a local or regional basis.

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

Government Regulation

     Fair Credit Reporting Act. The FCRA governs consumer reporting agencies and the methods they use to produce and sell consumer reports. For example, the FCRA prohibits disclosure of “obsolete” information, which is generally adverse consumer information that is more than seven years old.

     The primary goal of the FCRA is to ensure that consumer information is not made available to persons or businesses that do not have a permissible purpose to receive such information. The statute permits consumer reporting agencies to furnish a consumer report only when requested or authorized by the subject consumer, or when requested by a person or business that the agency believes intends to use the information for legitimate business purposes, including the following:

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

Customers

     Our customers include some of the nation’s largest mortgage originators, real estate investment trusts, government sponsored enterprises, and employers. Our customer base consists primarily of independent mortgage brokers, but also includes property management firms, a variety of banks and credit unions, automobile dealers, collection agencies, and employers of all types. No customer accounted for more than 10% of our revenue during fiscal 2002.

Sales and Marketing

     We maintain an active sales and marketing program to expand our market share throughout the United States. Key aspects of our sales and marketing program include the following:

•	face-to-face marketing efforts with prospective customers by 23 national account representatives and 54 sales representatives managed by 8 regional managers;

•	in-house telemarketing to existing and prospective customers that have indicated interest in purchasing our services;

•	public relations efforts;

•	participating in trade shows and seminars;

•	advertising in trade publications;

•	utilizing our website; and

•	mailing quarterly news releases to existing and prospective customers.

Certain Strategic Relationships

     We have a number of strategic relationships that are critical to our business.

•	Reseller Agreements with Equifax, Experian, and TransUnion. On October 8 and November 17, 1998, and October 20, 2001, we entered into reseller services agreements with Equifax, Experian, and TransUnion, respectively, which are the three preeminent national credit repositories in the United States. Under these agreements, we purchase consumer credit information, on a nonexclusive basis, for resale to our customers.

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

•	Affiliate Services Agreements with Experian. Effective April 28 and December 1, 2000 and February 1, 2001, we entered into three agreements with Experian to sell consumer credit reporting services on consumers who reside in Colorado, the southern portion of Texas, and Wyoming, respectively. Under each of these agreements, Experian has agreed to allow us, on a non-exclusive basis, to access all credit and other information in its database associated with consumers living in these geographical areas. In addition, Experian assigned to us certain subscriber agreements for certain of its customers located within these areas. We also receive fees from Experian when it sells information to its customers regarding consumers who live in the geographical areas covered by the agreement.

The agreements for Wyoming and portions of south Texas restrict us from entering into any similar agreement with any other consumer reporting agency during the term of the agreement.

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

     Freddie Mac has the right to terminate the agreement for any reason in its sole discretion upon 30 days’ advance notice. Freddie Mac would also have the right to terminate the agreement if it had concerns regarding our financial condition or if we failed to perform adequately under the agreement.

System Affiliates

     From 1989 to 1993, we franchised our mortgage credit reporting system to companies we call system affiliates. Franchisees pay us fees to use our name and our methods to generate reports. In 1993, we offered licensing agreements that permit licensees to use our systems to service their own customers in return for a percentage of their gross billings. We discontinued executing license agreements and franchise agreements in 1995. We will honor our existing contractual obligations, but we do not intend to offer new franchises or licenses in the future. In 2002, system affiliates provided 2.0% of our gross revenue compared to 2.5% in 2001. We expect revenue from system affiliates will decline over time since the number of system affiliates will likely decline.

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

Employees

     As of March 3, 2003, we employed 273 people on a full-time and 7 people on a part-time basis. Of our full-time employees, 13 are involved in administration, 32 in finance and accounting, 82 in sales and marketing, 51 in technology and systems, and 95 in operations. There are no union or collective bargaining agreements between us and our employees. We consider our relationship with our employees to be good.

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

     Our primary service is the preparation of our mortgage credit reports. The demand for this service depends primarily upon the level of home mortgage originations and refinancings and, to a lesser extent, the efforts of lenders to develop new, and monitor existing, credit relationships. Consumer demand for mortgage credit tends to vary as a result of interest rate fluctuations and general economic conditions, with demand tending to decrease during periods of economic contraction or rising interest rates. As a result of our lack of diversification and dependence on mortgage market activity, a downturn in the demand for mortgage credit reports would adversely affect our business, operating results, and financial condition, particularly if we were unable to control our costs, including labor, and communication charges, during a period of reduced demand.

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

     In addition to pursuing growth by acquisitions, we intend to continue to pursue a strategy of growth by introducing new services in our existing and new markets. Accomplishing these expansion goals will depend on a number of factors, including the following:

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

     As of December 31, 2002, we had approximately $7.8 million in cash and cash equivalents, and $6.0 million available on our operating line of credit. Any borrowings made to finance future acquisitions or for operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service requirements. In addition, our credit arrangements contain financial and operational covenants and other restrictions with which we must comply, including the maintenance of various financial ratios, limitations on capital expenditures, and the incurrence of additional indebtedness. Adequate financing may not be available if and when we need it or may not be available on terms acceptable to us. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition, and results of operations.

We may not be successful in implementing our business strategy due to the significant competition we face.

     We operate in a highly competitive environment with a large number of companies competing with each of our service offerings. For example, there are approximately 1,100 providers of mortgage credit reports. While a significant number of these companies are small and operate solely on a local or regional basis, several large companies with which we compete, including The First American Corporation, CBC Companies, Inc., Equifax Credit Information Services, Inc., Fidelity National Information Services, Inc., and Experian Information Solutions, Inc., have substantially greater financial, marketing, and other resources and much greater name recognition than we do.

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

     Under each agreement, we may resell the information and reports for use solely in connection with credit granting, mortgage processing, employment screening, and resident screening, but not for insurance underwriting, collections, or governmental licensing transactions. Under each agreement, we may also disclose the credit information to a consumer who is denied a benefit and requests disclosure. In addition, the Experian and TransUnion agreements permit the use of the information in connection with a legitimate business transaction involving the consumer.

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

     As of December 31, 2002, we had outstanding approximately $14.8 million of indebtedness, including $8.4 million under capital lease obligations, and approximately $6.4 million under bank debt and notes payable from acquisitions. We may incur additional indebtedness in the future to finance acquisitions, expand our service offerings, or make capital expenditures. Our current credit facilities contain, and any additional credit facilities can be expected to contain, restrictive financial, operational, and other covenants.

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

     Our intangible assets are recorded at cost less accumulated amortization. Customer rights and customer lists are amortized using the straight-line method over 15 years, and non-compete agreements and franchise agreements are amortized using the straight-line method over the life of the agreements, which extend from three to ten years. Our license agreements to access information are amortized using the ratio of the units accessed over the ten year initial term of the agreement. Our intellectual property is amortized using the straight-line method over 13 to 15 years and loan origination costs are amortized using the straight-line method over the loan term.

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

     We adopted SFAS 142 during 2002, and although we did not recognize any impairment upon such adoption, we may incur impairments of our intangible assets or goodwill in the future.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires the recognition of an impairment loss if the carrying amount of a long-lived assets is not recoverable from their undiscounted cash flows and measures the impairment loss as the difference between the carrying amount and fair value of the assets.

     We expect to continue to amortize our customer lists and intellectual property over the same time periods as previously used. These recent accounting pronouncements, however, require the testing of our intangible assets for impairment at least once each year. In addition, we are required to assess the consumptive life, or longevity, of our intangible assets and adjust their amortization periods accordingly. Our net intangible assets were recorded on our balance sheet at approximately $27.8 million as of December 31, 2002, and we expect the carrying value of net intangible assets will increase significantly as we acquire additional businesses. Any impairments of those assets in future periods, or a reduction in their consumptive lives, could materially and adversely affect our statement of operations and financial position.

Directors, officers, and certain other shareholders own a significant portion of our common stock.

     Our directors and executive officers and persons associated with them beneficially own a total of approximately 56.7% of the issued and outstanding shares of our common stock. As a result of this ownership, these persons have the power to control our company, including the election of directors, the determination of matters requiring shareholder approval, and other matters pertaining to corporate governance. This concentration of ownership also may have the effect of delaying or preventing a change in control of our company.

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

     In addition, the relatively few number of shares held by the public, periodically weak market demand for small- and mid-capitalization stocks, and price and volume fluctuations in the stock market unrelated to our performance could result in significant fluctuations in the market price of our common stock. The performance of our common stock could adversely affect our ability to raise equity in the public markets and adversely affect our acquisition program.

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

     Substantial sales of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital or make acquisitions through the issuance of equity securities. As of March 3, 2003, there were 6,190,884 shares of our common stock outstanding. Of these shares, 2,721,641 are freely tradable without restriction or further registration under the securities laws and directors, officers, and other affiliates of our company hold 3,469,243 shares. We have registered for resale 1,669,243 shares held by affiliates of two of our directors. The remaining balance of shares held by our directors, officers and other affiliates are subject to the resale limitations of Rule 144 described below. In addition, approximately 744,944 shares issuable upon the exercise of options and warrants outstanding as of March 3, 2003 may become available for sale in the public markets.

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2002 Annual Meeting of Shareholders on November 1, 2002. The following matters were acted upon at the meeting:

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

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     General

     Our common stock is quoted on the Nasdaq National Market under the symbol “FDCC.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market:

2001	High	Low

First Quarter	$7.06	$5.00
Second Quarter	7.73	6.81
Third Quarter	11.75	7.21
Fourth Quarter	11.34	7.79

2002

First Quarter	$9.00	$6.75
Second Quarter	12.04	5.95
Third Quarter	11.79	6.95
Fourth Quarter	8.19	6.19

     On March 3, 2003, the last reported sales price of our common stock as reported on the Nasdaq National Market was $9.45 per share. As of March 3, 2003, there were 39 holders of record of our common stock and approximately 600 beneficial owners of our common stock.

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

     Equity Compensation Plan Information

     The following sets forth information as of March 17, 2003 concerning compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding	remaining available for
	outstanding options,	options, warrants	future issuance
	warrants and rights	and rights

Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	42,725	$6.41	153,608
1999 Employee Stock Purchase Plan(1)	-0-	-0-	57,438
1999 Formula Award Stock Option Plan	548,726	$7.81	47,283

Equity compensation plans not approved by security holders:
Various grants outside the above shareholder approved plans(2)	50,500	$8.00	-0-

Consultant’s warrants(3)	100,000	$10.20	-0-

Underwriter’s options(4)	993	$7.15	-0-

(1)	Under this plan, employees may purchase our shares at 90% of their fair market value determined at the beginning or end of each quarterly stock purchase period.

(2)	Represents options to purchase shares granted to seven of our officers and employees. The options have ten-year terms and were granted in 2001.

(3)	Represents warrants granted to a consultant. Exercise of the warrants is subject to certain conditions. The warrants expire in September 2003.

(4)	These options expire on May 13, 2003.

Item 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998, 1999 and 2001 and the consolidated balance sheet data as of December 31, 1998, 1999, and 2000 are derived from our consolidated financial statements, which have been audited by Ehrhardt Keefe Steiner & Hottman PC, our former independent public accountants. The consolidated statements of operations data for the years ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from our consolidated financial statements, which have been audited by BDO Seidman, LLP, our independent public accountants, as indicated in their report included herein. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Mortgage services	$8,867	$23,738	$25,560	$42,552	$52,738
Consumer services	—	—	3,180	6,476	6,972
Other services	1,077	2,092	2,521	2,212	3,362

Total revenue	9,944	25,830	31,261	51,240	63,072

Operating expenses:
Cost of services	4,747	15,400	18,280	29,828	33,871
Selling, general, and administrative	2,067	4,907	8,132	9,263	12,757
Depreciation and amortization	776	2,715	4,131	3,621	4,555
Acquisition consolidation costs(1)	—	1,245	602	158	115
Branch efficiency costs(2)	—	—	3,046	(170)	—
Impairment adjustment to intangible assets(3)	—	—	11,798	—	—

Total operating expenses	7,590	24,267	45,989	42,700	51,298

Income (loss) from operations	2,354	1,563	(14,728)	8,540	11,774
Other income	185	201	502	496	484
Interest expense	(152)	(580)	(1,542)	(2,239)	(1,485)

Income (loss) before income taxes	2,387	1,184	(15,768)	6,797	10,773
Income tax expense (benefit)	810	525	(5,611)	2,661	4,313

Net income (loss)	$1,577	$659	$(10,157)	$4,136	$6,460

Earnings (loss) per share:
Basic	$0.59	$0.13	$(1.89)	$0.72	$1.05

Diluted	$0.57	$0.13	$(1.89)	$0.71	$1.04

Weighted average shares outstanding:
Basic	2,681	4,938	5,383	5,757	6,154
Diluted	2,769	5,219	5,383	5,819	6,210

	As of December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance Sheet Data:
Current assets	$6,331	$5,637	$6,322	$12,794	$16,205
Total assets	18,177	39,692	42,800	50,884	53,508
Current liabilities	4,546	8,014	12,781	14,268	14,168
Long-term debt and other liabilities	2,795	6,319	5,971	4,754	3,766
Experian and other capital lease obligations	—	—	8,793	7,387	4,559
Shareholders’ equity	10,836	25,359	15,255	24,475	31,014

(1)	Acquisition consolidation costs include charges for items such as recruiting fees, salaries, and travel costs from the consolidation and relocation of the acquired companies’ operations to our regional processing centers.

(2)	Branch-efficiency costs consist primarily of future operating lease payments for office space, telecommunications and office equipment, leasehold improvements, furniture, and equipment.

(3)	During fiscal 2000, we elected to change our method of evaluating intangible assets from an undiscounted cash flow approach to a discounted cash flow approach, resulting in a one-time charge of approximately $11.8 million.

	For the Years Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands)
SUPPLEMENTAL INFORMATION:
Net income	$1,577	$659	$(10,157)	$4,136	$6,460
Add back:
Interest expense	152	580	1,542	2,239	1,485
Income tax expense (benefit)	810	525	(5,611)	2,661	4,313
Depreciation and amortization	776	2,715	4,131	3,621	4,555
Impairment	—	—	11,798	—	—

EBITDA(1)	$3,315	$4,479	$1,703	$12,657	$16,813

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and, in the year 2000, impairment charges. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with, nor superior to, generally accepted accounting principles, but provides additional information for evaluating us. Our measure of EBITDA may not be the same as similar measures described by other companies.

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

     While capitalizing on the favorable mortgage market environment, we have also successfully garnered new market share in our non-mortgage business lines. Revenue in our non-mortgage divisions increased 19 percent over 2001 results, emphasizing our ability to grow in new markets in less than favorable market conditions.

     In our mortgage-based division, dramatic increases in flood zone determinations, as well as increases in fraud detection products and automated property valuation services outlined the successful launch of new lines through our industry leading delivery channel, www.factualdata.com. Additionally, we achieved $7 million in new revenue growth over 2001 from new or expanded major account relationships thanks to our national/major account marketing team, our technological superiority and our ‘Four Hours or It’s Free’ guarantee.

     We have also been successful in reaching new markets for our current products with the successful launch of our services aimed at the mortgage backed securities market via our industry leading portfolio services, as well as the launch of our direct lender services division and our recently announced relationship with Bankers Systems.

     We have successfully increased our margins by decreasing our cost of services sold as a percentage of revenue. We increased our revenue through national account growth and new products, resulting in dilution to many of our fixed expenses as well as volume generated discounts on variable expenses. Our cash generation and revenue growth have allowed us to pay down debt while increasing cash on hand for both operating needs and acquisitions in the future. 2002 resulted in the highest revenue, EPS and cash position we have enjoyed in our history thus far, and we are pleased with our efficiencies and expanding growth opportunities.

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

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective. As of December 31, 2001 and 2002, the net carrying amount of goodwill of $168,971 and $565,971, respectively, is no longer amortized and is subject to impairment testing under SFAS No. 142. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our first annual impairment test of goodwill as of October 1, 2002 and determined goodwill and other intangible assets are not impaired. This determination was based on valuation analyses performed by an independent valuation firm. The valuation analysis performed by the independent valuation firm was in accordance with the guidelines established by SFAS 142 and employed generally accepted valuation techniques. The valuation techniques employed by the independent valuation firm included a discounted cash flow analysis, analysis of guideline publicly-traded companies, and analysis of guideline similar transactions. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired. We have also evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate. Other intangible assets of $27.8 million at December 31, 2002 are subject to the amortization methods prescribed by SFAS No. 142. Our customer rights and customer lists are amortized using the straight-line method over 15 years, and non-compete agreements and franchise agreements are amortized using the straight-line method over the life of the agreements, which extend from three to ten years. Our license agreements to access information are amortized using the ratio of the units accessed, for the period, to the total units estimated to be accessed over the ten year initial term of the agreement. Our intellectual property is amortized using the straight-line method over 13 to 15 years and loan origination costs are amortized using the straight-line method over the loan term.

Allowance for Doubtful Accounts

     We estimate the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of expenses for any period if we made different judgments or utilized different estimates. Our accounts receivable was $7.6 million as of December 31, 2002, and our allowance for doubtful accounts was $301,000 as of December 31, 2002.

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

     Significant judgment is required in determining our provision for income taxes and deferred tax assets and liabilities. We recorded a net deferred tax asset of approximately $3.4 million at December 31, 2002, of which approximately $3.6 million related to intangible assets. We believe that it is more likely than not that the deferred tax assets will be realized from the generation of future taxable income. Although the deferred tax asset is considered realizable, actual amounts could be reduced, and charged against our results from operations in future periods, if we do not generate sufficient future taxable income.

Capitalized Software Development Costs

     We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $755,000, $749,000, and $794,000 of costs during the years ended December 31, 2000, 2001, and 2002, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $514,000, $654,000, and $751,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

Accounting Pronouncements

     Several recent pronouncements of the Financial Accounting Standards Board are discussed in Item 8—“Financial Statements and Supplemental Data—Summary of Significant Accounting Policies”. Readers are urged to review that section with respect to these recent pronouncements, some of which could have a material impact on our financial position and results of future operations.

Results of Operations

Years Ended December 31, 2001 and 2002

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

Year Ended	Mortgage	Consumer	Other
December 31, 2001	Services	Services	Services	Total

Revenue	$42,552	$6,476	$2,212	$51,240
Cost of services	24,286	3,872	1,670	29,828
Cost of services as a percent of revenue	57.1%	59.8%	75.5%	58.2%

Year Ended	Mortgage	Consumer	Other
December 31, 2002	Services	Services	Services	Total

Revenue	$52,738	$6,972	$3,362	$63,072
Cost of services	27,134	4,258	2,479	33,871
Cost of services as a percent of revenue	51.5%	61.1%	73.7%	53.7%

     Total revenue increased $11.9 million, or 23.2%, from $51.2 million in 2001 to $63.1 million in 2002.

     Mortgage services revenue increased $10.1 million, or 23.7%, from $42.6 million in 2001 to $52.7 million in 2002 as a result of our ability to obtain new business from national accounts and independent mortgage brokers, acquisitions in key market areas, continued advances in our technology, and a favorable mortgage environment, which fueled demand for our mortgage services.

     Consumer services revenue increased $500,000, or 7.7%, from $6.5 million in 2001 to $7.0 million in 2002 as a result of the addition of new customers in these territories.

     Other services revenue increased $1.2 million, or 54.5%, from $2.2 million in 2001 to $3.4 million in 2002. This increase in resident and employment screening services was a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $4.1 million, or 13.8%, from $29.8 million in 2001 to $33.9 million in 2002. These costs are primarily variable costs, which tend to fluctuate with changes in revenue, but tend to remain fairly consistent as a percentage of revenue. As a percentage of revenue, cost of services decreased from 58.2% in 2001 to 53.7% in 2002.

     Mortgage cost of services increased $2.8 million, or 11.5%, from $24.3 million in 2001 to $27.1 million in 2002 as a result of our increased revenue. However, as a percentage of revenue, mortgage cost of services decreased from 57.1% in 2001 to 51.5% in 2002 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $400,000, or 10.3%, from $3.9 million in 2001 to $4.3 million in 2002 as a result of increased revenue. As a percentage of revenue, these costs remained fairly consistent, increasing from 59.8% in 2001 to 61.1% in 2002.

     Other cost of services increased $800,000, or 47.1%, from $1.7 million in 2001 to $2.5 million in 2002 and decreased as a percentage of revenue from 75.5% in 2001 to 73.7% in 2002. This decrease was due to increased automation of our employment screening and resident screening services, thus decreasing our direct personnel costs.

     Selling, general, and administrative expenses increased $3.5 million, or 37.6%, from $9.3 million in 2001 to $12.8 million in 2002. As a percentage of revenue, these costs increased from 18.1% to 20.3%. $937,000 of the increase was due to one-time costs related to an abandoned securities offering, the negotiation and costs associated with a terminated merger agreement and costs associated with our FDinsight project. The remainder of this period’s increase was primarily due to increased corporate personnel and employee benefit expenses of $1.7 million, business development and training expenses of $560,000 and other selling, general and administrative expenses of $303,000.

     Depreciation and amortization increased $1.0 million, or 27.8%, from $3.6 million in 2001 to $4.6 million in 2002. This increase was due to depreciation and amortization on hardware and software upgrades to our technology center and the expansion of our corporate and branch facilities totaling $432,000. Also contributing to the increase in amortization are our license agreements to sell Experian information, which increased $398,000. The $170,000 balance of the increase was due to amortization on newly acquired intangibles from acquisitions net of a $3,000 reduction in goodwill amortization.

     Acquisition consolidation costs decreased $43,000, or 27.2%, from $158,000 in 2001 to $115,000 in 2002. This decrease was due primarily to the fewer number of acquisitions in 2002 than in 2001. These costs included consolidation charges for items such as recruiting fees, salaries, and travel costs for the consolidation and relocation of the acquired companies to our regional processing centers.

     Interest expense decreased $700,000, or 31.8%, from $2.2 million in 2001 to $1.5 million in 2002. This decrease was primarily due to a reduction of the outstanding balance on our bank revolving line of credit from $2.2 million at December 31, 2001 to no outstanding balance at December 31, 2002 and the decrease in interest rates on the line of credit from 10.1% to 4.2%.

     Income tax expense was $4.3 million in 2002 compared to an income tax expense of $2.7 million in 2001. Our effective tax rate was 39.1% for 2001 and 40.0% for 2002.

     As a result of the foregoing factors, net income in 2002 was $6.5 million, or $1.04 per diluted share, compared to a net income of $4.1 million, or $0.71 per diluted share, in 2001.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization), was $16.8 million in 2002 compared to $12.7 million in 2001, a $4.1 million, or a 32.3%, increase over 2001.

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

     Interest expense increased $700,000, or 46.7%, from $1.5 million in 2000 to $2.2 million in 2001. This increase was primarily due to a full year of interest recognized under our $10.3 million Experian capitalized lease agreements during 2001.

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

Quarterly Results of Operations

     The following table presents selected consolidated financial information for each of our last eight fiscal quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended

	2001				2002

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(in thousands)
Revenue	$13,064	$12,715	$11,873	$13,588	$13,489	$14,093	$18,002	$17,487
Operating expenses:
Cost of services	7,531	7,413	6,930	7,954	7,186	8,074	9,560	9,051
Selling, general, and administrative	2,295	2,215	2,133	2,622	2,817	3,431	3,441	3,068
Depreciation and amortization	861	896	909	954	994	1,048	1,081	1,432
Acquisition consolidation costs	37	60	61	—	109	6	—	—
Branch efficiency costs	—	—	—	(170)	—	—	—	—

Total operating expenses	10,723	10,584	10,033	11,360	11,106	12,559	14,082	13,551

Income from operations	2,341	2,131	1,840	2,228	2,383	1,534	3,920	3,936
Other expense, net	507	570	376	289	300	238	261	202

Income before income taxes	1,834	1,561	1,464	1,939	2,083	1,296	3,659	3,734
Income tax expense	692	633	555	781	787	514	1,449	1,562

Net income	$1,142	$928	$909	$1,158	$1,296	$782	$2,210	$2,172

Earnings (loss) per share:
Basic	$.21	$.17	$.15	$.19	$.21	$.13	$.36	$.35

Diluted	$.21	$.17	$.15	$.19	$.21	$.13	$.35	$.35

Weighted average shares outstanding:
Basic	5,387	5,389	6,119	6,120	6,121	6,125	6,181	6,189
Diluted	5,391	5,400	6,262	6,206	6,176	6,233	6,268	6,216

     The following table sets forth selected consolidated financial information as a percentage of total revenue for each of our last eight fiscal quarters.

	Quarter Ended

	2001				2002

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of services	57.6	58.3	58.4	58.5	53.3	57.3	53.1	51.8
Selling, general, and administrative	17.6	17.4	17.9	19.3	20.9	24.3	19.1	17.5
Depreciation and amortization	6.6	7.0	7.7	7.0	7.3	7.5	6.0	8.2
Acquisition consolidation costs	0.3	0.5	0.5	—	0.8	—	—	—
Branch efficiency costs	—	—	—	(1.2)	—	—	—	—

Total operating expenses	82.1	83.2	84.5	83.6	82.3	89.1	78.2	77.5

Income from operations	17.9	16.8	15.5	16.4	17.7	10.9	21.8	22.5
Other expense, net	3.9	4.5	3.2	2.1	2.2	1.7	1.5	1.2

Income before income taxes	14.0	12.3	12.3	14.3	15.5	9.2	20.3	21.3
Income tax expense	5.3	5.0	4.7	5.7	5.9	3.6	8.0	8.9

Net income	8.7%	7.3%	7.6%	8.6%	9.6%	5.6%	12.3%	12.4%

Liquidity and Capital Resources

     We had a cash balance of $7.8 million at December 31, 2002. As of December 31, 2002, we had working capital totaling $2.0 million. We anticipate our working capital to continue to increase as we generate cash flow from operations.

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The balance of the term loan as of December 31, 2002 was $3.3 million. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.188% at December 31, 2002. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.6% at December 31, 2002. As of December 31, 2002 and as of March 3, 2003, there were no amounts outstanding on our credit line. Principal and unpaid interest, if any, is due April 30, 2003. The line of credit and the term loan are collateralized by substantially all of our assets. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of December 31, 2002, including the following:

• minimum quarterly EBITDA levels;

• interest coverage ratio;

• book-to-net worth ratio

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our contractual obligations and commercial commitments as of December 31, 2002:

				Experian
Year Ending	Line of	Long-Term	Capital	Capital Lease	Operating
December 31,	Credit	Debt	Leases	Agreements	Leases	Total

	(in thousands)
2003	$—	$2,908	$484	$3,274	$1,608	$8,274
2004	—	1,978	233	3,361	1,615	7,187
2005	—	1,190	44	2,031	1,299	4,564
2006	—	334	—	89	1,097	1,520
2007		—	—	—	1,119	1,119
Thereafter	—	—	—	—	10,794	10,794

Total	$	$6,410	$761	$8,755	$17,532	$33,458

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     We had an interest rate swap agreement for a principal amount of $4.0 million, which expired in May 2002. We used the interest rate swap agreement to manage interest rate risk with regard to our variable rate notes payable. Our interest rate swap did not qualify for using the hedge method of accounting.

     As of December 31, 2002, our notes payable to corporations and individuals totaling $3.1 million bore interest at fixed rates ranging from 5.0% to 12.0%. Our Experian capital lease agreements totaling $8.8 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $761,000 are discounted at fixed rates of interest ranging from 8.1% and 10.7%.

     Our senior bank debt totaling $3.3 million carries a variable rate of interest of 4.188%.

     We are also exposed to some market risk through interest rates related to our cash and cash equivalents balances of $7.8 million. These funds are generally invested in money market funds with short maturities.

     We believe that fluctuations in interest rates on our debt obligations and our cash and cash equivalents in the near term will not materially affect our operating results, financial position, or cash flows.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements, the notes thereto, and the reports thereon, commencing on page F-1 of this report, which financial statements, notes, and reports are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning our directors and executive officers appearing under the caption “Election of Three Directors” in our Proxy Statement (the “Proxy Statement”) filed with the Securities and Exchange Commission in connection with our Annual Meeting of Shareholders scheduled to be held on May 2, 2003, is incorporated herein by reference in response to this Item 10.

Item 11. Executive Compensation

     The information contained in the Proxy Statement in the section titled “Executive Compensation—Cash and Other Compensation,” “—Our Bonus Programs,” “Executive Officers’ Stock Options,” and “Compensation Committee Report on Executive Compensation” with respect to executive compensation, and in the section entitled “Election of Three Directors—Director Compensation” with respect to director compensation, is incorporated hereby by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

     The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management—Certain Relationships and Related Transactions” of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.

Item 14. Controls and Procedures

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the date of filing this Annual Report on Form 10-K (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

     (b)  Reports on Form 8-K

None.

     (c)  Exhibits

Exhibit
Number		Description

3.1	—	Restated and Amended Articles of Incorporation.(1)

3.1		Articles of Amendment to the Restated and Amended Articles of Incorporation.(1A)

3.2	—	Amended Bylaws of the Registrant.(1)

4.1	—	Specimen Common Stock Certificate of the Registrant.(1)

4.2	—	Form of Representative Option Agreement.(1)

4.3	—	Share Purchase Agreement dated March 25, 1999 by and between the Registrant and the purchasers thereto, together with Registration Rights Agreement and Investors Agreement of even date therewith.(2)

10.1	—	Office Lease between FDC Office I, LLC and Lenders Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.(1)

10.2	—	Registrant’s 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.(1)

10.3	—	Credit Agreement dated May 23, 2000 between the Registrant and Wells Fargo Bank, N.A.(3)

10.5	—	Form of Indemnification Agreement.(1)

10.7	—	Amendment to Credit Agreement dated March 27, 2001 between the Registrant and Wells Fargo Bank, N.A.(4)

10.8	—	Experian Affiliate Services Agreement (Lease Expansion-Colorado), between Experian Information Solutions, Inc. and the Registrant, dated April 28, 2000.(5)

10.11	—	Agreement for Service — Consumer Reporting Agencies, between Equifax Credit Information Services, Inc. and the Registrant, dated October 8, 1998.(7)

10.12	—	Reseller Services Agreement, between the Registrant and Experian Information Solutions, Inc., dated November 17, 1998.(7)

10.13	—	Reseller Service Agreement, between the Registrant and TransUnion LLC, dated October 30, 2001.(7)

10.14	—	Second Amendment to Credit Agreement dated April 30, 2001 between the Registrant and Wells Fargo Bank, N.A.(7)

10.16	—	1999 Employee Stock Purchase Plan.(6)

10.17	—	1999 Formula Award Stock Option Plan.(6)

10.18	—	Credit Reporting Company Agreement, between the Registrant and Federal Home Loan Mortgage Corporation, dated January 1, 2000.(7)

10.19	—	Experian Affiliate Services Agreement (Lease Expansion South Texas) between Experian Information Solutions, Inc. and the Registrant dated December 1, 2000.(8)

10.20	—	Experian Agreement Services Agreement (Lease Expansion-Wyoming) between Experian Information Solutions, Inc. and the Registrant dated February 1, 2001.(8)

10.21	—	Credit Report Transmission and Access Agreement between Fannie Mae and the Registrant dated November 11, 1998.(8)

21	—	Subsidiaries of the Registrant.(4)

23.1	—	Consent of BDO Seidman LLP.*

23.2	—	Consent of Ehrhardt Keefe Steiner & Hottman PC.*

99.1	—	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	—	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-47051).

(1A)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 13, 2002.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 1999.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 6, 2000.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-92693) filed with the Commission on December 14, 1999.

(7)	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 16, 2001.

(8)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K filed with the Commission on April 26, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTUAL DATA CORP

By:	/s/ J.H. DONNAN J.H. Donnan, Chairman Chief Executive Officer

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.H. DONNAN J.H. Donnan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ TODD A. NEIBERGER Todd A. Neiberger	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)	March 28, 2003

/s/ JAMES N. DONNAN James N. Donnan	President and a Director	March 28, 2003

/s/ ROBERT J. TERRY Robert J. Terry	Director	March 26, 2003

/s/ ABDUL H. RAJPUT Abdul H. Rajput	Director	March 26, 2003

/s/ DANIEL G. HELLE Daniel G. Helle	Director	March 27, 2003

/s/ J. BARTON GOODWIN J. Barton Goodwin	Director	March 28, 2003

CERTIFICATION

     In connection with the Annual Report of Factual Data Corp. (the “Registrant”) on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J.H. Donnan, Chief Executive Officer of the Registrant, certify, that:

(1)	I have reviewed this annual report on Form 10-K of the Registrant;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

(3)	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

(6)	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J.H. Donnan
Chief Executive Officer
March 24, 2003

CERTIFICATION

     In connection with the Annual Report of Factual Data Corp. (the “Registrant”) on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Todd A. Neiberger, Chief Financial Officer of the Registrant, certify, that:

(1)	I have reviewed this annual report on Form 10-K of the Registrant;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

(3)	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for the Registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

(6)	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Todd A. Neiberger
Chief Financial Officer
March 24, 2003

FACTUAL DATA CORP.

CONTENTS

Page

Report of Independent Certified Public Accountants	F-2
Independent Auditors’ Report	F-3
Consolidated Balance Sheets	F-4 - 5
Consolidated Statements of Operations	F-6
Consolidated Statements of Shareholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Summary of Significant Accounting Policies	F-9 - 21
Notes to Consolidated Financial Statements	F-22 - 45

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Factual Data Corp.
Loveland, Colorado

We have audited the accompanying consolidated balance sheets of Factual Data Corp. and its subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Factual Data Corp. and its subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

/s/ BDO Seidman, LLP

January 31, 2003
Los Angeles, California

Independent Auditors’ Report

The Board of Directors and Shareholders
Factual Data Corp.
Loveland, Colorado

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2000 of Factual Data Corp. and Subsidiary. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of Factual Data Corp. and Subsidiary for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Ehrhardt Keefe Steiner & Hottman, P.C.

March 28, 2001
Denver, Colorado

Factual Data Corp.
and Subsidiary
Consolidated Balance Sheets

December 31,	2001	2002

Assets (Notes 5 and 6)
Current assets:
Cash and cash equivalents	$6,163,743	$7,826,653
Trade accounts receivable, net of allowance of $243,946 and $300,786 (Note 14)	5,919,521	7,346,692
Prepaid expenses and other	244,356	665,628
Deferred income taxes (Note 8)	466,344	365,834

Total current assets	12,793,964	16,204,807

Property and equipment, net (Notes 2 and 6)	5,722,515	5,716,378

Other assets:
Goodwill (Note 3)	168,971	565,971
Intangible assets, net (Notes 3 and 6)	28,515,039	27,809,703
Deferred income taxes (Note 8)	3,463,237	3,048,234
Other assets	219,805	162,409

Total other assets	32,367,052	31,586,317

Total assets	$50,883,531	$53,507,502

See accompanying summary of significant accounting
policies and notes to consolidated financial statements.

Factual Data Corp.
and Subsidiary
Consolidated Balance Sheets

December 31,	2001	2002

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit (Note 5)	$2,200,000	$—
Current portion of long-term debt (Note 6)	2,650,862	3,345,403
Current portion of capitalized lease obligation — license agreements (Note 6)	1,927,139	3,096,616
Accounts payable	4,806,209	4,034,104
Accrued branch efficiency costs	510,199	52,729
Accrued compensation	1,335,466	1,875,410
Income taxes payable	332,138	1,165,459
Accrued expenses	426,986	531,496
Deferred revenue	78,624	66,898

Total current liabilities	14,267,623	14,168,115
Capitalized lease obligation — license agreements, less current portion (Note 6)	7,386,831	4,559,385
Long-term debt, less current portion (Note 6)	4,754,222	3,765,526

Total liabilities	26,408,676	22,493,026

Commitments and Contingencies (Notes 6 and 7)
Shareholders’ equity (Note 9):
Preferred stock, no par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 6,120,380 and 6,190,884 issued and outstanding	27,615,506	27,695,398
Retained earnings (accumulated deficit)	(3,140,651)	3,319,078

Total shareholders’ equity	24,474,855	31,014,476

Total liabilities and shareholders’ equity	$50,883,531	$53,507,502

See accompanying summary of significant accounting
policies and notes to consolidated financial statements.

Factual Data Corp.
and Subsidiary
Consolidated Statements of Operations

Year Ended December 31,	2000	2001	2002

Revenue:
Mortgage services	$25,559,738	$42,551,506	$52,738,434
Consumer services	3,180,380	6,476,520	6,971,808
Other services	2,521,088	2,212,195	3,361,496

Total revenue	31,261,206	51,240,221	63,071,738

Operating expenses:
Cost of services	18,279,719	29,828,159	33,870,719
Selling, general and administrative	8,131,984	9,263,426	12,756,831
Depreciation and amortization	4,130,988	3,620,783	4,554,567
Acquisition consolidation costs	601,809	158,114	115,478
Branch efficiency costs (Note 4)	3,046,516	(169,973)	—
Impairment adjustment to intangible assets (Note 3)	11,798,674	—	—

Total operating expenses	45,989,690	42,700,509	51,297,595

Income (loss) from operations	(14,728,484)	8,539,712	11,774,143

Other income (expense):
Other income	501,780	496,256	484,435
Interest expense	(1,542,028)	(2,238,603)	(1,485,699)

Total other expense	(1,040,248)	(1,742,347)	(1,001,264)

Income (loss) before income taxes	(15,768,732)	6,797,365	10,772,879
Income tax expense (benefit) (Note 8)	(5,610,502)	2,660,507	4,313,150

Net income (loss)	$(10,158,230)	$4,136,858	$6,459,729

Earnings (loss) per share (Note 10):
Basic	$(1.89)	$0.72	$1.05
Diluted	$(1.89)	$0.71	$1.04

Weighted average shares outstanding (Note 10):
Basic	5,382,590	5,756,808	6,154,267
Diluted	5,382,590	5,819,337	6,209,693

See accompanying summary of significant accounting
policies and notes to consolidated financial statements.

Factual Data Corp.
and Subsidiary
Consolidated Statements of Shareholders’ Equity

			Retained Earnings
	Common Stock		(Accumulated
			Deficit)	Total
Years Ended December 31, 2000, 2001 and 2002	Shares	Amount

Balance, January 1, 2000	5,380,103	$22,478,244	$2,880,721	$25,358,965
Shares issued for employee stock purchases and exercise of employee stock options	7,268	54,565	—	54,565
Net loss	—	—	(10,158,230)	(10,158,230)

Balance, December 31, 2000	5,387,371	22,532,809	(7,277,509)	15,255,300
Exercise of investor warrants (Note 9)	725,759	5,020,767	—	5,020,767
Shares issued for employee stock purchases and exercise of employee stock options	7,250	61,930	—	61,930
Net income	—	—	4,136,858	4,136,858

Balance, December 31, 2001	6,120,380	27,615,506	(3,140,651)	24,474,855
Cashless exercise of (174,648) placement agent options and warrants (Note 9)	62,302	—	—	—
Shares issued for employee stock purchases	5,374	48,318	—	48,318
Exercise of employee stock options	2,828	31,574	—	31,574
Net income	—	—	6,459,729	6,459,729

Balance, December 31, 2002	6,190,884	$27,695,398	$3,319,078	$31,014,476

See accompanying summary of significant accounting
policies and notes to consolidated financial statements.

Factual Data Corp.
and Subsidiary
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents (Note 12)

Year Ended December 31,	2000	2001	2002

Cash flows from operating activities:
Net income (loss)	$(10,158,230)	$4,136,858	$6,459,729
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,130,988	3,620,783	4,554,567
Loss on disposals of fixed assets	49,725	25,430	3,849
Gain on refinancing of debt	(189,014)	—	—
Bad debt expense	417,708	627,976	537,377
Unrealized loss on swap agreement	—	58,994	—
Net cash settlements under swap agreement	—	101,128	59,733
Impairment adjustment to intangible assets	11,421,163	—	—
Branch efficiency costs	3,001,611	(169,973)	—
Deferred income taxes	(4,907,828)	554,216	515,513
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(904,434)	(2,485,134)	(1,837,861)
Prepaid expenses and other	148,495	(37,320)	(421,272)
Income tax receivable/payable	(393,547)	1,319,696	833,321
Other assets	100,906	(14,322)	67,396
Accrued branch efficiency costs	—	(824,525)	(457,470)
Accounts payable	1,067,065	580,471	(772,105)
Accrued expenses and compensation	(527,988)	1,221,749	644,454
Deferred revenue	37,851	40,774	(11,726)

Net cash provided by operating activities	3,294,471	8,756,801	10,175,505

Cash flows from investing activities:
Cash used for software development costs	(754,996)	(749,216)	(793,553)
Purchases of property and equipment	(1,252,755)	(1,127,342)	(1,360,971)
Purchases of intangible assets	—	(149,740)	(48,787)
Net cash settlements under swap agreement	—	(101,128)	(59,733)
Proceeds from sale of equipment	—	—	24,508
Cash used in the acquisition of businesses	(2,404,458)	(1,250,000)	(1,220,454)

Net cash used in investing activities	(4,412,209)	(3,377,426)	(3,458,990)

Cash flows from financing activities:
Principal payments on long-term debt	(2,422,221)	(3,439,860)	(4,466,830)
Net proceeds from warrants exercised	—	5,020,767	—
Borrowings on line of credit	2,906,395	1,900,000	—
Payments on line of credit	—	(3,106,395)	(2,200,000)
Proceeds from issuance of long-term debt	—	—	1,533,333
Net proceeds from employee stock purchase and option plans	54,565	61,930	79,892
Loan origination costs	(97,020)	—	—

Net cash provided by (used in) financing activities	441,719	436,442	(5,053,605)

Net increase (decrease) in cash and cash equivalents	(676,019)	5,815,817	1,662,910
Cash and cash equivalents, beginning of year	1,023,945	347,926	6,163,743

Cash and cash equivalents, end of year	$347,926	$6,163,743	$7,826,653

See accompanying summary of significant accounting
policies and notes to consolidated financial statements.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Organization and Business	Factual Data Corp. (the “Company”) was incorporated in the State of Colorado in 1985. The Company provides a wide range of customized information services to businesses across the United States that assist them in making critical decisions, such as determining whether to make a mortgage or other loan, offer employment, accept new tenants, or enter into a business relationship. Factual Data specializes in providing customized mortgage credit reports and other mortgage related services, consumer credit reports, employment screening, resident screening, and commercial credit reports.

Factual Data’s customers include mortgage lenders and independent mortgage brokers, consumer lenders, employers, property managers, and other business customers desiring information regarding creditworthiness and other matters.

Principles of Consolidation	The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FDC Acquisition, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Revenue Recognition	Mortgage and Consumer Services

Revenue generated from providing mortgage and consumer credit reports and other information services is recognized when the information has been delivered to the customer.

Pursuant to various franchise and license agreements, system affiliates, franchised offices and licensed offices of the Company are required to pay the Company royalties based on a percentage of their sales. Royalty revenue is recognized in the month earned based on reported sales activity. In addition, system affiliates that provide employee background screening services are required to pay $100 per month for national advertising conducted by the Company.

Royalties allowed under the agreements are recognized the month earned based on the percentage of adjusted gross billings, as reported by the system affiliates. Included in mortgage services revenue are royalties of $1,172,480, $1,307,228 and $1,278,674 for the years ended December 31, 2000, 2001 and 2002.

The Company provides flood zone determinations to its customers through flood vendors and receives a commission for each flood certification sold. Revenue is recognized when the flood certification has been delivered to the customer. Included in mortgage services revenue are commissions of $209,105, $245,976 and $594,962 for the years ended December 31, 2000, 2001 and 2002.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Other Services

Other services revenue is generated from providing employment and residential credit reports for employers and property managers. Revenues from other services are recognized when the information has been delivered to the customer.

Deferred Revenue

Deferred revenue primarily represents deposits that the Company requires certain customers to maintain.

Cash and Cash Equivalents	The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Property and Equipment	Property and equipment are recorded at cost. Provisions for depreciation are computed using the straight-line method over estimated useful lives ranging from 3 to 30 years. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Goodwill and Intangible Assets	Intangible assets are recorded at cost less accumulated amortization. Customer rights and customer lists are amortized using the straight-line method over 15 years, and non-compete agreements and franchise agreements are amortized using the straight-line method over the life of the agreements, which extend from three to ten years. License agreements to access information are amortized using the ratio of the units accessed, for the period, to the total units estimated to be accessed over the ten-year initial term of the agreement. Intellectual property is amortized using the straight-line method over 13 to 15 years and loan origination costs are amortized using the straight-line method over the loan term.

Deferred acquisition costs consist of direct third party costs associated with the Company’s investigation of potential future acquisitions. Any costs associated with unsuccessful efforts are expensed in the period in which the potential acquisition has been deemed to be unsuccessful. There were no deferred acquisition costs at December 31, 2001 and 2002.

Goodwill represents the excess of the cost over the fair value of net assets acquired at the date of acquisition. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. As of December 31, 2002, the Company had $565,971 in unamortized goodwill. Upon the adoption of SFAS No. 142, goodwill is no longer amortizable and will be subject to impairment testing. As a result, the Company has not amortized goodwill for the year-ended December 31, 2002. Goodwill amortization for the year-ended December 31, 2000 and 2001 was $269 and $3,274.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Long-Lived Assets	Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset’s fair value.

Software Development Costs	The Company applies the provisions of Statement of Position 98-1 (“SOP 98-1”), “Accounting for Costs of Computer Software Developed for Internal Use.” In accordance with SOP 98-1, the Company capitalizes certain payroll costs incurred in connection with developing or obtaining software for internal use. Qualifying software costs are capitalized and amortized over the estimated useful life of the software of three years.

The Company capitalized $754,996, $749,216 and $793,553 of costs for the years ended December 31, 2000, 2001 and 2002.

Acquisition Consolidation Costs	The Company presents certain costs incurred in connection with the Company’s acquisitions, as acquisition consolidation costs. These costs include charges for items such as recruiting fees, salaries and travel costs for the consolidation and relocation of the acquired companies’ operations to the Company’s regional processing centers.

Comprehensive Income	SFAS No. 130, “Reporting Comprehensive Income”, governs the financial statement presentation of changes in shareholders’ equity resulting from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners. For the years ended December 31, 2000, 2001 and 2002, the Company had no items of comprehensive income (loss) other than net income or loss; therefore, a separate statement of comprehensive income (loss) has not been presented for these periods.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Use of Estimates	The preparation of the Company’s consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes	The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Concentration of Credit Risk	The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalent balances in excess of the insurance provided by governmental insurance authorities. The Company’s cash and cash equivalents are placed with financial institutions and are primarily in demand deposit accounts.

The Company had cash balances at December 31, 2001 in excess of FDIC limits of $6,063,743.

The Company had cash balances at December 31, 2002 in excess of FDIC limits of $995,763 at one financial institution and $6,630,890 at another financial institution.

Concentrations of credit risk with respect to accounts receivable are associated with many customers dispersed across geographic areas. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Specific accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on current customer credit information management believes the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Derivative Instruments	Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS No. 133, all derivative instruments, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through net income (loss). If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or a firm commitment through net income (loss) until the hedged item is recognized in net income (loss). The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The effect of adoption of this new accounting standard on the Company’s results of operations, financial position and cash flows was not material.

Factual Data Corp.
and Subsidiaries
Summary of Significant Accounting Policies

Stock Options	At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Year Ended December 31,	2000	2001	2002

Net income (loss) as reported	$(10,158,230)	$4,136,858	$6,459,729
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(102,016)	(246,229)	(408,130)

Net income (loss) pro forma	$(10,260,246)	$3,890,629	$6,051,599

Basic earnings (loss) per share:
As reported	$(1.89)	$0.72	$1.05
Pro forma	$(1.91)	$0.68	$0.98
Diluted earnings (loss) per share:
As reported	$(1.89)	$0.71	$1.04
Pro forma	$(1.91)	$0.67	$0.97

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Net Income (Loss) Per Share	The Company provides for the calculation of “Basic” and “Diluted” earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. See Note 10 for further discussion.

Recent Accounting Pronouncements	In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143, effective January 1, 2002. The adoption of this statement did not have material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 was effective as of January 1, 2002 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Recent Accounting Pronouncements (continued)	In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current generally accepted accounting practice criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The Company believes the adoption of this statement effective January 1, 2003, will have no material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such costs covered by the standard include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS No. 146 are to be applied prospectively after its adoption date, the Company cannot determine the potential effects that the adoption of SFAS No. 146 will have on its future results of operations or financial position.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Recent Accounting Pronouncements (continued)	In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has determined that it will not change to the fair value based method.

In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. This statement did not have any effect on the Company’s consolidated financial statements as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”), which requires the consolidation of variable interest entities, as defined. FIN No. 46 is applicable to financial statements to be issued by the Company after 2002. The Company does not believe that FIN No. 46 will have any effect on its consolidated financial statements.

Factual Data Corp.
and Subsidiary
Summary of Significant Accounting Policies

Reclassifications	Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 financial statement presentation. Such reclassifications have no effect on financial position or net income (loss) as previously reported.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

1. Business Acquisitions	The Company completed four asset acquisitions (Datafax Credit Bureau of West Palm Beach, Professional Mortgage Reference Services, Inc., Affiliated Real Estate Services, L.L.C., and Sparks Publishing and Reporting Corporation) in 2002; two acquisitions (Credit Bureau of Dallas, Inc. and Factual Data of Florida) in 2001; and four acquisitions (C.B. Unlimited, Inc., Quality Credit Reports, LLC, Air Credit Reporting Midwest, Inc. and Credit Bureau of Carbon County Credit Reporting Department) in 2000. The purpose of these acquisitions was either to acquire competitors or to acquire franchise rights, enabling the Company to increase market share. The acquisitions have been accounted for using the purchase method of accounting and the results of operations of each of these entities are reflected in the consolidated financial statements from the date of the acquisitions. The aggregate purchase price allocation of the acquisitions and consideration paid were as follows:

	Lives	2001	2002

Fair value of assets:
Property and equipment	3 to 7 years	$265,300	$5,500
Customer rights and customer lists	15 years	2,348,350	1,732,954
Non-compete agreements	3 years	40,000	220,000
Goodwill	N/A	160,200	397,000
Franchise and license agreements	10 years	135,000	—
Intellectual property	15 years	—	—
Other assets	N/A	1,150	10,000

		$2,950,000	$2,365,454

Consideration paid:
Notes payable issued		$1,700,000	$1,145,000
Cash payments		1,250,000	1,220,454

		$2,950,000	$2,365,454

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

The following pro forma information presents the consolidated results of operations of the Company as if the 2001 acquisitions had occurred on January 1, 2000 and the 2002 acquisitions had occurred on January 1, 2001. The pro forma financial data does not purport to be indicative of the actual results, which would have been obtained, or the results, which may be obtained in the future.

Year Ended December 31,	2000	2001	2002

Total revenue	$37,854,920	$54,115,683	$63,643,779
Net income (loss)	$(9,659,745)	$4,627,987	$6,571,626
Basic earnings (loss) per share	$(1.79)	$0.80	$1.07
Diluted earnings (loss) per	$(1.79)	$0.80	$1.06
share Basic shares	5,382,590	5,756,808	6,154,267
Diluted shares	5,382,590	5,819,337	6,209,693

2.	Property and Equipment	Property and equipment consisted of the following:

December 31,	2001	2002

Computer equipment and software	$5,252,330	$5,879,902
Furniture and fixtures	2,801,741	3,192,626
Software development costs	3,026,818	3,820,370
Leasehold improvements	619,885	890,760
Vehicles	146,376	176,896

	11,847,150	13,960,554
Less accumulated depreciation and amortization	6,124,635	8,244,176

	$5,722,515	$5,716,378

Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $1,586,838, $1,726,340 and $2,132,303.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

3. Intangible Assets	Intangible assets consisted of the following:

December 31,	Lives	2001	2002

Customer rights and customer lists	15 years	$24,362,094	$26,149,336
Non-compete agreements	3 years	1,505,151	1,725,151
Franchise and license agreements	10 years	8,334,350	8,044,036
Intellectual property	13-15 years	462,902	462,902
Loan origination costs	5 years	97,020	97,020

		34,761,517	36,478,445
Less accumulated amortization		6,246,478	8,668,742

		$28,515,039	$27,809,703

The Company completed an impairment test of intangible assets in 2002 and has determined goodwill and other intangible assets are not impaired. Intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.

Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of existing intangible assets and determined that the existing useful lives are appropriate.

Future amortization expense for the Company’s intangible assets is estimated as follows:

Year Ending December 31,

2003	$2,563,772
2004	2,583,383
2005	2,589,505
2006	2,653,887
2007	2,743,645
Thereafter	14,675,511

$27,809,703

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

The following tables summarizes the activity in the Company’s goodwill and intangible assets for the periods indicated:

Year Ended December 31,	2000	2001	2002

Goodwill:
Beginning balance	$9,040	$8,771	$168,971
Additions	—	163,474	397,000
Amortization	(269)	(3,274)	-

Total goodwill	$8,771	$168,971	$565,971

Customer rights and customer lists:
Beginning balance	$26,059,421	$18,830,777	$19,843,170
Additions	3,066,269	2,617,061	1,787,242
Impairment	(8,422,725)	—	—
Amortization	(1,872,188)	(1,604,668)	(1,710,733)

Ending balance	$18,830,777	$19,843,170	$19,919,679

Franchise and license agreements:
Beginning balance	$71,250	$7,551,190	$7,959,000
Additions (reduction) (Note 12)	10,335,940	570,506	(290,314)
Impairment	(2,647,096)	—	—
Amortization	(208,904)	(162,696)	(560,982)

Ending balance	$7,551,190	$7,959,000	$7,107,704

Other intangibles:
Beginning balance	$1,364,196	$782,939	$712,869
Additions	610,654	56,028	220,000
Impairment	(728,853)	—	—
Amortization	(463,058)	(126,098)	(150,549)

Ending balance	$782,939	$712,869	$782,320

Total intangible assets	$27,164,906	$28,515,039	$27,809,703

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2000, the Company recorded an impairment adjustment to its intangible assets of $11,798,674. The adjustment was the result of the Company electing to change its accounting policy in assessing its intangible assets from one based upon undiscounted cash flows to a policy which utilizes discounted cash flows. The Company believed that the use of a discounted methodology was preferable, and consistent with the methodology utilized by management in assessing acquisition investment opportunities. In applying this discounted approach the Company evaluated its aggregate intangible assets individually on a reporting unit basis in assessing recoverability of net capitalized amounts. In determining the appropriate rate at which to discount future cash flows of each reporting unit, the Company reviewed internal and market factors to estimate the industry or market rate of return required for similar investments. This methodology was utilized until January 1, 2002, at which time the Company adopted the provisions of SFAS No. 144.

4. Branch Efficiency Costs	During the fourth quarter of 2000, the Company recorded an expense of $3,046,516 in connection with its decision to combine several of its branch offices for efficiency purposes. The combination was possible due to the completion and development of the Company’s technology center located at its headquarters. Management believes that the strategic decision to combine several of its branches will result in significant future savings to the Company as a result of efficiencies created through the use of technology.

A summary of the activity for these accruals is as follows:

	Operating lease	Property and	Severance, moving
	payments	equipment	and relocation	Total

Balance, January 1, 2000	$—	$—	$—	$—
Beginning accrual	1,296,179	1,541,819	208,518	3,046,516
Write-down of assets	—	(1,541,819)	—	(1,541,819)

Balance, December 31, 2000	1,296,179	—	208,518	1,504,697
Amounts paid/recovered	(871,396)	132,201	(85,330)	(824,525)
Adjustments	(16,781)	(132,201)	(20,991)	(169,973)

Balance, December 31, 2001	408,002	—	102,197	510,199
Amounts paid	(457,470)	—	—	(457,470)
Adjustments	102,197	—	(102,197)	—

Balance, December 31, 2002	$52,729	$—	$—	$52,729

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

5. Line of Credit	On April 30, 2002, the Company renewed its $10.0 million credit facility with a bank whereby the Company converted the existing $1.7 million balance on the line of credit into a new $4.0 million term loan with modified terms and entered into a new $6.0 million line of credit facility. The term loan requires monthly principal payments of $83,333 through April 30, 2006 plus interest at the floating rate or Eurodollar rate (4.188% at December 31, 2002). The $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement (4.188% at December 31, 2002). There were no amounts drawn on the line of credit at December 31, 2002. There was $2,200,000 drawn on the line of credit that existed at December 31, 2001. The line of credit and the term loan require that the Company meet certain financial covenants and, as of December 31, 2002, the Company was in compliance with such covenants. The line of credit and the term loan are collateralized by substantially all of the Company’s assets.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

6. Long-term Obligations	Long-term obligations consisted of the following:

December 31,	2001	2002

Term note payable to a bank: monthly principal and interest payments total $96,051 through April 2006 Interest is calculated at the floating rate or Eurodollar rate as defined in the note agreement (4.188% at December 31, 2002). The term note is collateralized by substantially all of the Company’s assets.	$2,733,333	$3,333,333
Notes payable to corporations and individuals incurred in the acquisition of several businesses Monthly principal and interest payments total $115,186 and are due through November 2005 Quarterly principal and interest payments total $155,494 and are due through March 2005. Interest is payable at rates ranging from 5% to 12%. Notes are collateralized by security agreements and assets acquired in the acquisitions.	3,511,091	3,076,635
Various capital lease obligations expiring through June 2005 Monthly principal and interest payments to $44,743 with interest at rates ranging from 8.47% to 11.48%, collateralized by office furniture and equipment.	1,160,660	700,961

Total long-term debt	7,405,084	7,110,929
Less current portion	2,650,862	3,345,403

Long-term debt, less current portion	$4,754,222	$3,765,526

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

The Company had one interest rate swap agreement for a principal amount of $4,000,000 that expired in May 2002. The interest rate swap agreement was entered into in May 2000, in connection with the Company’s term note payable. Under the agreement, the Company paid a fixed rate of interest of 10.10%, and therefore effectively converted the Company’s term note payable from a floating rate obligation into a fixed-rate obligation. At December 31, 2001, the estimated fair value of the interest rate swap was a $58,994 liability and was included in accounts payable in the accompanying consolidated balance sheet with the corresponding amount included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2001. The Company’s interest rate swap did not qualify for the use of the hedge method of accounting. The Company was exposed to credit risk in the event of non-performance by the counter-party to the interest rate swap agreement. The Company had no interest rate swap agreements outstanding at December 31, 2002.

Capitalized lease obligations for service license agreements consisted of the following:

December 31,	2001	2002

Capital lease obligations for service license agreements expiring in April and December 2005 and February 2006. Monthly principal and interest payments total $270,626, with interest at 9.985%	$9,313,970	$7,656,001
Less current maturities	1,927,139	3,096,616

Capitalized lease obligations-license agreements, less current portion	$7,386,831	$4,559,385

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

Future maturities of these long-term obligations are as follows:

Year Ending
December 31,	Long-Term Debt	Capital Leases	Total	License Agreements

2003	$2,908,102	$484,396	$3,392,498	$3,274,171
2004	1,978,228	232,888	2,211,116	3,360,922
2005	1,190,304	44,111	1,234,415	2,031,290
2006	333,334	—	333,334	89,066
2007	—	—	—	—

	6,409,968	761,395	7,171,363	8,755,449
Less amount representing interest	—	60,434	60,434	1,099,448

	6,409,968	700,961	7,110,929	7,656,001
Less current maturities	2,908,102	437,301	3,345,403	3,096,616

	$3,501,866	$263,660	$3,765,526	$4,559,385

The Company’s property and equipment held under capital leases consists of:

December 31,	2001	2002

Computer equipment and software	$1,137,937	$1,137,937
Furniture and fixtures	487,747	487,747

Less: accumulated amortization	809,247	1,053,428

	$816,437	$572,256

Amortization expense related to capital leases is included in depreciation and amortization expense.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

7.	Commitments and Contingencies	Operating Leases
The Company has non-cancelable long-term operating lease agreements for office space, office furnishings and equipment.

Rent expense for the operating leases, net of sublease income for the years ended December 31, 2000, 2001 and 2002 was approximately $1,405,669, $1,131,114 and $1,341,938. Future minimum lease payments required under long-term operating leases in effect at December 31, 2002 are as follows:

Year Ending December 31,

2003	$1,608,457
2004	1,615,245
2005	1,298,534
2006	1,097,313
2007	1,119,065
Thereafter	10,793,402

17,532,016
Less: sublease income	958,689

$16,573,327

Bonus Plans

Effective April 24, 2001, the Compensation Committee of the Board of Directors approved two Bonus Plans (the “Plans”) to compensate certain officers and employees of the Company for their successful achievement of specific pre-determined objectives. For the years ended December 31, 2001 and 2002 compensation earned under the Plans was $724,313 and $1,113,279.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

Self Funded Insurance Plan

The Company is self-insured for certain losses relating to employee medical benefits. The Company has purchased stop-loss coverage, which covers individual claims greater than $45,000 and aggregate annual claims greater than $947,784. Self-insured losses are accrued based upon the Company’s estimate of the aggregate liability for uninsured claims. Amounts accrued for uninsured losses as of December 31, 2001 and 2002 totaled $185,770 and $ 247,227.

401(k) Plan

The Company maintains a 401(k) plan for its eligible employees. Participation is voluntary and employees are eligible to participate at age 21 and upon completing one month of employment with the Company. The Company matches 50% of the employees’ contributions up to 4% of the employees’ salary. Company contributions vest ratably, 20% per year, over five years. During the years ended December 31, 2000, 2001 and 2002, the Company contributed $139,122, $ 146,470 and $172,447 to the 401(k) plan

Litigation

The Company is not a party to any legal proceedings except those in the ordinary course of its business. The Company believes there is no proceeding threatened or pending against it which, if determined adversely, would have a material adverse effect on its financial condition, results of operations or cash flows.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

8.	Income Tax Expense (Benefit)	The provision for income taxes consisted of the following:

Year Ended
December 31,	2000	2001	2002

Current provision (benefit):
Federal	$(611,326)	$1,832,474	$3,227,991
State	(91,348)	273,817	569,646

	(702,674)	2,106,291	3,797,637

Deferred provision (benefit):
Federal	(4,269,810)	479,925	438,186
State	(638,018)	74,291	77,327

	(4,907,828)	554,216	515,513

	$(5,610,502)	$2,660,507	$4,313,150

A reconciliation of the effective tax rates and the statutory U.S. federal income tax rates is as follows:

Year Ended
December 31,	2000	2001	2002

U.S. federal statutory rates	34.0%	34.0%	34.0%
State income tax benefit, net of federal tax amount	3.3	3.3	3.3%
Other	(1.7)	1.8	2.7%

Effective tax rate	35.6%	39.1%	40.0%

Factual Data Corp.
and Subsidiary
Notes to Consolidated Financial Statements

Temporary differences that give rise to a significant portion of the net deferred tax asset are as follows:

December 31,	2001	2002

Self-insured medical claims	$69,293	$101,363
Consolidation costs	190,304	21,620
Allowance for doubtful accounts	90,992	123,322
Accrued wages and vacation	93,751	119,529
Interest rate swap accrued	22,004	-

Current	466,344	365,834

Property and equipment	37,624	(127,101)
Capitalized software	(401,704)	(459,050)
Intangible assets	3,827,317	3,634,385

Long-term	3,463,237	3,048,234

Net deferred tax asset	$3,929,581	$3,414,068

At December 31, 2001 and 2002, the Company believes it is more likely than not that the deferred tax asset is fully realizable, and therefore, no valuation allowance has been recorded

Factual Data Corp.
and Subsidiary
Notes to Consolidated Financial Statements

9. Shareholders’ Equity	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock. As of December 31, 2002, no preferred stock has been issued.

Warrants

In 1999, the Company issued 1,912,451 shares of its common stock in a private placement, resulting in net proceeds to the Company of $13,863,539. An agent earned warrants to purchase 55,641 shares of the Company’s common stock. In 2002 these warrants were exercised on a cashless basis into 16,410 shares of the Company’s common stock.

The Company issued warrants to purchase 1.5 million shares of its common stock and options to purchase 120,000 shares of common stock in connection with its initial public offering. Of these warrants, 1.38 million had an exercise price of $7.15 per share and the other 120,000 warrants had an exercise price of $7.04. During 2001, warrants to purchase 725,759 shares of common stock were exercised. The Company received net proceeds of $5,020,767 from the exercise and the balance of the unexercised warrants expired in 2001. In 2002 119,007 options were exercised on a cashless basis into 45,892 shares of the Company’s common stock. The remaining 993 options expire on May 13, 2003.

Factual Data Corp.
and Subsidiary
Notes to Consolidated Financial Statements

In 2000, Company issued 100,000 warrants in connection with a consulting agreement. Of these warrants, 40,000 have an exercise price of $9.00 per share and 60,000 have an exercise price $11.00 per share. The warrants expire in September 2003. The warrants become exercisable by the holder only when the common stock price trades at the exercise price for 20 consecutive days. Additionally, the warrants require the achievement of certain specified performance criteria directly related to raising capital to be met, prior to becoming exercisable. Compensation expense will be measured and recorded when the performance criteria are met. As of December 31, 2002, the performance criteria had not been met

Stock Purchase Plan

Effective January 1, 2000, the Company established an Employee Stock Purchase Plan, which allows eligible employees to purchase shares of the Company’s common stock for 90% of the fair market value at the lesser of either the beginning or end of each quarter stock purchase period. An employee must have been employed by the Company for at least one year before becoming eligible to participate in the plan. A maximum of 75,000 shares of common stock are available for sale under the plan. During the years ended December 31, 2000, 2001 and 2002, employees purchased 6,601, 5,587, and 5,374 shares for $48,894, $43,533, and $48,318, respectively. In 2001, 2500 of the shares were purchased on the open market by the Company and issued to the employees

Factual Data Corp.
and Subsidiary
Notes to Consolidated Financial Statements

Stock Option Plans

The Company has adopted the 1997 Stock Incentive Plan whereby the Board of Directors may issue both tax qualified and nonqualified stock options to officers, employees, consultants and others. Under the plan, the Company has reserved 200,000 shares for issuance of common stock. As of December 31, 2001 and 2002, options to purchase 49,725 shares of the Company’s common stock had been granted under this plan and options to purchase 43,225 and 42,725 shares of common stock were outstanding as of December 31, 2001 and 2002. The shares vest equally over three years from the date of grant

Effective January 1, 2000, the Company established the 1999 Employee Formula Award Stock Option Plan. The Company has reserved 600,000 shares of its common stock for issuance upon the exercise of options available for grant under the plan. Employees who have been employed by the Company or one of its affiliates for at least one year and employees who are designated as full-time are eligible for participation in the plan. The options vest equally over five years and are exercisable for ten years. Unless revised by the Board of Directors, the number of shares of common stock underlying the options granted on each anniversary date to eligible employees shall be the sum of (1) the quotient of (a) the eligible employee’s compensation for twelve months preceding the Anniversary Date multiplied by 10%, divided by (b) the market price of the Company’s common stock at the date of issuance, plus (2) the product of 10% of the quotient obtained in (a) above multiplied by the number of years the employee has been with the Company. Options granted under the plan will be equal to or greater than the market price of the Company’s common stock on the date of grant. As of December 31, 2001 and 2002, options to purchase 252,708 and 405,656 shares of the Company’s common stock had been granted under this plan and options to purchase 191,010 and 317,230 shares of common stock were outstanding at December 31, 2001 and 2002.

Factual Data Corp.
and Subsidiary
Notes to Consolidated Financial Statements

On May 21, 2001, the Company granted 50,500 options, outside of its option plans, with an exercise price of $8.00 per share to seven employees. On July 19, 2002, the Board of Directors modified the options to allow the holders to exercise the options on a cashless basis. During the year ended December 31, 2002, in accordance with Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Options,” no deferred compensation or amortization was recorded in stockholders’ equity because the Company’s stock price was less than the options exercise prices at December 31, 2002.

During January 2003, the Company granted options to acquire 38,591 and 194,464 shares of common stock to its executive officers and employees, respectively

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized

SFAS No. 148, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended December 31,	2000	2001	2002

Dividend yield	0%	0%	0%
Expected volatility	42%	44%	55%
Discount rate	5.5%	5.2%	4.9%
Expected lives	10 years	10 years	10 years

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

A summary of the status of the Company’s stock option plans and outstanding options and warrants is presented below:

	Options		Warrants

	Number of	Weighted	Number of	Weighted
	Underlying	Average Exercise	Underlying	Average
	Shares	Price	Shares	Exercise Price

Outstanding January 1, 2000	155,334	$6.80	1,555,541	$7.34
Granted	110,353	7.13	100,000	10.20
Cancelled	(32,390)	7.02	—	—
Exercised	(667)	5.50	—	—

Outstanding December 31, 2000	232,630	6.93	1,655,541	7.51
Granted	206,080	6.72	—	-
Cancelled	(29,812)	6.51	(774,141)	7.46
Exercised	(4,163)	6.15	(725,759)	7.15

Outstanding December 31, 2001	404,735	6.86	155,641	9.31
Granted	152,948	8.80	—	—
Cancelled	(24,400)	7.75	—	—
Exercised	(121,835)	7.03	(55,641)	8.08

Outstanding December 31, 2002	411,448	$7.48	100,000	$10.20

Exercisable December 31, 2000	144,333	$6.83	1,379,900	$7.15

Exercisable December 31, 2001	159,928	$6.85	55,641	$8.08

Exercisable December 31, 2002	89,514	$6.64	—	$—

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

	Options	Warrants

Weighted average fair value of options and warrants granted during 2002	$6.21	$—
Weighted average fair value of options and warrants granted during 2001	$4.39	$—
Weighted average fair value of options and warrants granted during 2000	$4.66	$3.17

The following information summarizes stock options and warrants outstanding and exercisable at December 31, 2002:

Outstanding				Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise		Life in	Exercise		Exercise
Prices	Number	Years	Price	Number	Price

Options:
$5.50	19,500	5.37	$5.50	19,500	$5.50
6.31	123,445	8.05	6.31	24,691	6.31
6.50	5,000	5.43	6.50	5,000	6.50
7.04	993	0.38	7.04	993	7.04
7.13	67,188	7.05	7.13	26,230	7.13
8.00	55,500	8.20	8.00	13,100	8.00
8.80	139,822	9.05	8.80	—	—

$5.50 to $8.80	411,448	8.07	$7.48	89,514	$6.64

Warrants:
$9.00	40,000	3.17	$9.00	—	$—
11.00	60,000	3.17	11.00	—	—

$9.00 to $11.00	100,000	3.17	$10.20	—	$—

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

10.	Earnings (Loss) Per Share	The following table sets forth the computation of basic and diluted earnings (loss) per share:

Year Ended December 31,	2000	2001	2002

Numerator:
Net income (loss) available to common shareholders	$(10,158,230)	$4,136,858	$6,459,729

Denominator:
Basic earnings per share — weighted average shares	5,382,590	5,756,808	6,154,267
Effect of dilutive securities:
Stock options and warrants	—	62,529	55,426

Denominator for diluted earnings per share — weighted average shares	5,382,590	5,819,337	6,209,693

Earnings (loss) per share:
Basic	$(1.89)	$0.72	$1.05
Diluted	$(1.89)	$0.71	$1.04

For the years ended December 31, 2000, 2001 and 2002 total stock options and warrants exercisable into 1,888,171, 497,847 and 456,022 shares of common stock, were not included in the computation of diluted loss per share because their effect was anti-dilutive. These options and warrants could potentially dilute earnings per share in future periods.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

11.	Business Segment Information	The Company operates in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. The accounting policies utilized by the segments is the same as those described for the Company in the Summary of Accounting Policies. Operating results and other financial data are presented for the principal business segments as follows:

	Mortgage	Consumer	Other
Year Ended	Services	Services	Services	Total

December 31, 2000:
Revenue	$25,559,738	$3,180,380	$2,521,088	$31,261,206
Cost of services	15,416,590	1,875,191	987,938	18,279,719
Segment profit (loss)	(8,997,451)	(1,877,451)	716,672	(10,158,230)
Total assets	31,120,270	10,944,450	735,377	42,800,097
Depreciation and amortization	3,667,513	317,253	146,222	4,130,988
Interest expense	923,110	603,135	15,783	1,542,028
Capital expenditures	2,228,310	14,173	12,860	2,255,343

December 31, 2001:
Revenue	$42,551,506	$6,476,520	$2,212,195	$51,240,221
Cost of services	24,286,011	3,872,304	1,669,844	29,828,159
Segment profit	3,966,320	140,136	30,402	4,136,858
Total assets	38,264,508	11,675,014	944,009	50,883,531
Depreciation and amortization	3,173,542	325,611	121,630	3,620,783
Interest expense	1,208,224	1,018,383	11,996	2,238,603
Capital expenditures	2,150,703	7,499	8,375	2,166,577

December 31, 2002:
Revenue	$52,738,434	$6,971,808	$3,361,496	$63,071,738
Cost of services	27,134,217	4,258,222	2,478,280	33,870,719
Segment profit	5,971,441	340,900	147,388	6,459,729
Total assets	40,949,287	11,453,249	1,104,966	53,507,502
Depreciation and amortization	3,667,996	738,242	148,329	4,554,567
Interest expense	633,996	849,898	1,805	1,485,699
Capital expenditures	2,091,564	1,758	61,202	2,154,524

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

12. Cash Flows	Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2001, the Company entered into a capital lease for $570,706 in connection with acquiring territorial license rights.

During the years ended December 31, 2000 and 2001, the Company financed fixed asset purchases of $247,592 and $290,019, with notes payable and capital leases. No capital leases were entered into in 2002.

During the years ended December 31, 2000, 2001 and 2002, the Company issued notes payable of $675,000, $1,700,000 and $1,145,000 in connection with acquisitions.

During the year ended December 31, 2002, the Company reduced the carrying value of certain license agreements and related capital lease obligations by $290,314 in connection with the revision of certain provisions of the agreements and recorded a receivable of $126,687 for amounts due from the licensor.

Year Ended December 31,	2000	2001	2002

Cash paid for interest	$1,546,114	$2,233,706	$1,346,218
Cash paid for income taxes	197,364	749,533	2,964,316

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

13.	Summarized Quarterly Results (Unaudited)	The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

December 31, 2001:
Revenue	$13,064,407	$12,714,923	$11,872,688	$13,588,203
Operating expenses	10,723,492	10,583,742	10,032,668	11,360,607
Gross profit	5,533,123	5,301,861	4,942,707	5,634,371
Net income	1,142,026	928,242	908,558	1,158,032
Basic earnings per share(1)	0.21	0.17	0.15	0.19
Diluted earnings per share(1)	0.21	0.17	0.15	0.19

December 31, 2002:
Revenue	$13,489,251	$14,093,418	$18,001,909	$17,487,160
Operating expenses	11,106,061	12,559,109	14,081,938	13,550,487
Gross profit	6,303,339	6,019,291	8,441,814	8,436,575
Net income	1,296,168	781,660	2,209,661	2,172,240
Basic earnings per share(1)	.21	.13	.36	0.35
Diluted earnings per share(1)	.21	.13	.35	0.35

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

Factual Data Corp.
and Subsidiaries
Notes to Consolidated Financial Statements

14.	Valuation and Qualifying Accounts — Allowance for Doubtful Accounts

		Charged to
		Cost and
	Balance at	Expenses,		Balance at
	Beginning	Net of		End of
Description	of Period	Recoveries	Deductions	Period

Year ended December 31, 2000	$208,150	$408,537	$513,156	$103,531
Year ended December 31, 2001	$103,531	$544,442	$404,027	$243,946
Year ended December 31, 2002	$243,946	$527,645	$470,805	$300,786

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Restated and Amended Articles of Incorporation.(1)
3.1	—	Articles of Amendment to the Restated and Amended Articles of Incorporation.(1A)
3.2	—	Amended Bylaws of the Registrant.(1)
4.1	—	Specimen Common Stock Certificate of the Registrant.(1)
4.2	—	Form of Representative Option Agreement.(1)
4.3	—	Share Purchase Agreement dated March 25, 1999 by and between the Registrant and the purchasers thereto, together with Registration Rights Agreement and Investors Agreement of even date therewith.(2)
10.1	—	Office Lease between FDC Office I, LLC and Lenders Resource Incorporated dated August 14, 1997 and as amended December 26, 1997.(1)
10.2	—	Registrant’s 1997 Stock Incentive Plan, as amended, with form of Stock Option Agreement.(1)
10.3	—	Credit Agreement dated May 23, 2000 between the Registrant and Wells Fargo Bank, N.A.(3)
10.5	—	Form of Indemnification Agreement.(1)
10.7	—	Amendment to Credit Agreement dated March 27, 2001 between the Registrant and Wells Fargo Bank, N.A.(4)
10.8	—	Experian Affiliate Services Agreement (Lease Expansion — Colorado), between Experian Information Solutions, Inc. and the Registrant, dated April 28, 2000.(5)
10.11	—	Agreement for Service — Consumer Reporting Agencies, between Equifax Credit Information Services, Inc. and the Registrant, dated October 8, 1998.(7)
10.12	—	Reseller Services Agreement, between the Registrant and Experian Information Solutions, Inc., dated November 17, 1998.(7)
10.13	—	Reseller Service Agreement, between the Registrant and TransUnion LLC, dated October 30, 2001.(7)
10.14	—	Second Amendment to Credit Agreement dated April 30, 2001 between the Registrant and Wells Fargo Bank, N.A.(7)
10.16	—	1999 Employee Stock Purchase Plan.(6)
10.17	—	1999 Formula Award Stock Option Plan.(6)
10.18	—	Credit Reporting Company Agreement, between the Registrant and Federal Home Loan Mortgage Corporation, dated January 1, 2000.(7)
10.19	—	Experian Affiliate Services Agreement (Lease Expansion — South Texas) between Experian Information Solutions, Inc. and the Registrant dated December 1, 2000.(8)
10.20	—	Experian Agreement Services Agreement (Lease Expansion — Wyoming) between Experian Information Solutions, Inc. and the Registrant dated February 1, 2001.(8)
10.21	—	Credit Report Transmission and Access Agreement between Fannie Mae and the Registrant dated November 11, 1998.(8)
21	—	Subsidiaries of the Registrant.(4)
23.1	—	Consent of BDO Seidman LLP.*
23.2	—	Consent of Ehrhardt Keefe Steiner & Hottman PC.*
99.1	—	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2	—	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to our Registration Statement on Form SB-2 (Registration No. 333-47051).

(1A)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 13, 2002.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 1999.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 6, 2000.

(4)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Commission on March 30, 2001.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-92693) filed with the Commission on December 14, 1999.

(7)	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on April 16, 2001.

(8)	Incorporated by reference to Amendment No. 1 to our Annual Report on Form 10-K filed with the Commission on April 26, 2001.