Form 10-Q
period 2003-03-31
FACTUAL DATA CORP
filed 2003-05-15
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     As of May 14, 2003, the registrant had 6,207,019 shares of common stock outstanding.

FACTUAL DATA CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FACTUAL DATA CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003
		(Unaudited)

Assets
Current assets
Cash and cash equivalents	$7,826,653	$9,887,449
Trade accounts receivable, net of allowance of $300,786 and $348,921	7,346,692	9,620,390
Prepaid expenses and other	665,628	341,562
Deferred income taxes	365,834	381,477

Total current assets	16,204,807	20,230,878

Property and equipment, net of accumulated depreciation of $8,189,225 and $8,813,424	5,716,378	5,942,422

Other assets
Intangibles, net (including book value of goodwill of $565,971 and $565,971)	28,375,674	27,734,037
Deferred income taxes	3,048,234	3,220,527
Other assets	162,409	158,384

Total other assets	31,586,317	31,112,948

Total assets	$53,507,502	$57,286,248

Liabilities and Shareholders’ Equity
Current liabilities
Line of credit	$—	$—
Current portion of long-term debt	3,345,403	3,190,503
Current portion of capitalized lease obligation — license agreements	3,096,616	2,723,730
Accounts payable	4,034,104	5,889,991
Accrued branch efficiency costs	52,729	—
Accrued compensation	1,875,410	1,191,129
Income taxes payable	1,165,459	2,433,355
Accrued expenses	531,496	450,203
Deferred revenue	66,898	67,748

Total current liabilities	14,168,115	15,946,659
Capitalized lease obligation — license agreements, less current portion	4,559,385	4,321,251
Long-term debt, less current portion	3,765,526	3,008,599

Total liabilities	22,493,026	23,276,509

Commitments and contingencies
Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 6,190,884 shares issued and outstanding at December 31, 2002 and 6,193,294 shares issued and outstanding at March 31, 2003	27,695,398	27,728,231
Deferred compensation	—	25,359
Retained earnings	3,319,078	6,256,149

Total shareholders’ equity	31,014,476	34,009,739

Total liabilities and shareholders’ equity	$53,507,502	$57,286,248

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,

	2002	2003

Revenue:
Mortgage services	$11,234,457	$18,171,082
Consumer services	1,600,105	1,914,605
Other services	654,689	866,437

Total revenue	13,489,251	20,952,124

Operating expenses:
Cost of services	7,185,912	10,993,851
Selling, general, and administrative	2,817,241	3,551,595
Depreciation and amortization	993,797	1,210,885
Acquisition consolidation costs	109,111	—

Total operating expenses	11,106,061	15,756,331

Income from operations	2,383,190	5,195,793
Other income (expense):
Other income	105,567	126,545
Interest expense	(405,255)	(294,290)

Total other expense	(299,688)	(167,745)

Income before income taxes	2,083,502	5,028,048
Income tax expense	787,334	2,090,978

Net income	$1,296,168	$2,937,070

Earnings per share:
Basic	$0.21	$0.47

Diluted	$0.21	$0.47

Weighted average shares outstanding:
Basic	6,120,663	6,190,884

Diluted	6,175,776	6,245,593

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2003

Cash flows from operating activities:
Net income	$1,296,168	$2,937,070
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	993,797	1,210,885
Bad debt expense	158,300	205,293
Unrealized loss on swap agreement	35,199	—
Net cash settlements under swap agreement	36,520	—
Recognition of deferred compensation expense	—	25,359
Deferred income taxes	224,727	(187,936)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(2,233,677)	(2,478,991)
Prepaid expenses and other	(243,104)	324,066
Other assets	23,127	4,025
Accrued branch efficiency costs	(147,565)	(52,729)
Accounts payable	119,810	1,855,887
Income taxes payable	286,075	1,267,896
Accrued expenses and compensation	(562,413)	(765,574)
Deferred revenue	(11,326)	850

Net cash provided by (used in) operating activities	(24,362)	4,346,101

Cash flows from investing activities:
Cash used for software development	(217,821)	(251,609)
Purchase of property, equipment and intangibles	(194,949)	(543,683)
Net cash settlements under swap agreement	(36,520)	—
Acquisition of businesses, net of cash acquired	(895,000)	—

Net cash used in investing activities	(1,344,290)	(795,292)

Cash flows from financing activities:
Principal payments	(942,137)	(1,522,847)
Payments on line of credit	(500,000)	—
Net proceeds from employee stock purchases and option exercises	23,540	32,834

Net cash used in financing activities	(1,418,597)	(1,490,013)

Net increase (decrease) in cash and cash equivalents	(2,787,249)	2,060,796
Cash and cash equivalents, beginning of period	6,163,743	7,826,653

Cash and cash equivalents, end of period	$3,376,494	$9,887,449

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of non-cash investing and financing activities (unaudited):

     During the three months ended March 31, 2002, we issued notes payable of $1.1 million in connection with acquisitions.

	Three Months Ended March 31,

	2002	2003

Cash paid for interest	$340,501	$178,841
Cash paid for income taxes	276,750	1,000,620

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

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and operating results for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, which includes audited financial statements for the years ended December 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2003, may not be indicative of the results of operations for the year ended December 31, 2003.

     Certain amounts in the unaudited consolidated statements of operations and the unaudited consolidated statements of cash flows for the three months ended March 31, 2002 have been reclassified to conform to the current period’s presentation.

2. Business Acquisitions

     During the three months ended March 31, 2002, we completed two asset acquisitions. The purpose of these acquisitions was to acquire franchise rights, enabling us to increase market share. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in our consolidated financial statements from the date of the acquisition. The purchase price allocation of the acquisitions and consideration paid were as follows:

		Acquisitions Completed
		During the
		Three Months Ended
	Lives	March 31, 2002

		(Unaudited)
Fair value of assets:
Property and equipment	3-7 years	$5,500
Customer rights and customer lists	15 years	1,527,500
Non-compete agreements	3 years	210,000
Goodwill	N/A	397,000
Other assets	N/A	—

		$2,140,000

Consideration paid:
Notes payable issued		$1,070,000
Accounts payable assumed		175,000
Cash payments		895,000

		$2,140,000

     The following unaudited pro forma information presents our consolidated results of operations as if the 2002 acquisitions occurred on January 1, 2002. The unaudited pro forma financial data does not purport to be indicative of the actual results which would have been obtained, or the results which may be obtained in the future.

Three Months
Ended March 31,2002

(Unaudited)
Total revenue	$13,962,293
Net income	1,388,506
Basic earnings per share	0.23
Diluted earnings per share	0.22

3. Line of Credit and Long-Term Debt

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The term loan requires monthly principal payments of $83,333 through April 30, 2006, with interest at the floating rate or Eurodollar rate of 4.1% at March 31, 2003. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.1% at March 31, 2003. The bank has extended the maturity date to June 30, 2003, at which time principal and unpaid interest are due. The line of credit and the term loan require that we meet certain financial covenants and as of March 31, 2003 we were in compliance with such covenants. The line of credit and the term loan are collateralized by substantially all of our assets. There were no amounts due on the line of credit at December 31, 2002 or at March 31, 2003.

     Future maturities of long-term debt as of March 31, 2003 are as follows:

Period Ending	Long-Term	Capital
December 31,	Debt	Leases	Total

(Unaudited)	(in thousands)
2003 (9 months)	$2,103	$362	$2,465
2004	1,978	233	2,211
2005	1,190	44	1,234
2006	334	—	334
2007	—	—	—

Subtotal	5,605	639	6,244
Less amount representing interest	—	44	44

Subtotal	5,605	595	6,200
Less current maturities	2,753	438	3,191

Total	$2,852	$157	$3,009

4. Earnings Per Share

     The following table sets forth a computation of our basic and diluted earnings per share for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

	2002	2003

Numerator:
Net income available to common shareholders	$1,296,168	$2,937,070

Denominator:
Basic earnings per share — weighted average shares	6,120,663	6,190,884
Effect of dilutive securities:
Stock options and warrants	55,113	54,709

Denominator for diluted earnings per share — weighted average shares	6,175,776	6,245,593

Earnings per share:
Basic	$0.21	$0.47
Diluted	$0.21	$0.47

     Stock options and warrants exercisable into approximately 742,969 shares of common stock were outstanding at March 31, 2003 and stock options and warrants exercisable into approximately 821,941 shares of common stock were outstanding as of March 31, 2002. Of these securities, 688,260 and 766,828, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive but could potentially dilute EPS in future periods.

5. Business Segment Information

     We operate in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. Operating results and other financial data are presented for our principal business segments as follows:

	Mortgage	Consumer	Other
Three Months Ended	Services	Services	Services	Total

March 31, 2003:
Revenue	$18,171,082	$1,914,605	$866,437	$20,952,124
Cost of services	9,096,480	1,251,489	645,882	10,993,851
Net income	2,810,635	89,165	37,270	2,937,070
Total assets	44,741,664	11,432,842	1,111,742	57,286,248
Goodwill	565,971	—	—	565,971
Depreciation and amortization	965,878	209,983	35,024	1,210,885
Capital expenditures	795,292	—	—	795,292
March 31, 2002:
Revenue	$11,234,457	$1,600,105	$654,689	$13,489,251
Cost of services	5,690,493	986,851	508,568	7,185,912
Net income	1,238,487	46,361	11,320	1,296,168
Total assets	38,654,529	11,973,599	1,097,755	51,725,883
Goodwill	565,971	—	—	565,971
Depreciation and amortization	860,153	101,604	32,040	993,797
Capital expenditures	409,785	—	—	412,770

Business segment information for the three months ended March 31, 2002 have been reclassified to conform to the current period’s presentation.

6. Intangible Assets

     Our intangible assets consisted of the following:

		December 31,	March 31,
	Lives	2002	2003

			(Unaudited)
Customer rights and customer lists	15 years	$26,149,336	$26,149,336
Goodwill	—	565,971	565,971
Non-compete agreements	3 years	1,725,151	1,725,151
Franchise and license agreements	10 years	8,044,036	8,044,036
Intellectual property	13-15 years	462,902	462,902
Loan origination costs	5 years	97,020	97,020

		37,044,416	37,044,416
Less accumulated amortization		8,668,742	9,310,379

		$28,375,674	$27,734,037

     Effective January 1, 2002, we adopted SFAS No. 142. As of March 31, 2003, we had $565,971 in unamortized goodwill.

     In accordance with SFAS No. 142, we have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.

     Future amortization expense for our intangible assets is estimated as follows (unaudited):

Period Ending December 31,

2003 (9 months)	$1,922,135
2004	2,583,383
2005	2,589,505
2006	2,653,887
2007	2,743,645
Thereafter	14,675,511

$27,168,066

     The following table summarizes the activity in our intangible assets for the periods indicated:

	Year Ended
	December 31,	Three Months Ended March 31,
	2002	2002	2003

		(Unaudited)
Goodwill:
Beginning balance	$168,971	$168,971	$565,971
Additions	397,000	397,000	—
Amortization	—	—	—

Ending balance	$565,971	$565,971	$565,971

Customer rights and customer lists:
Beginning balance	$19,843,170	$20,160,400	$19,919,679
Additions	1,787,242	1,530,485	—
Amortization	(1,710,733)	(412,824)	(433,640)

Ending balance	$19,919,679	$21,278,061	$19,486,039

Franchise and license agreements:
Beginning balance	$7,959,000	$7,959,000	$7,107,704
Additions (reductions)	(290,314)	—	—
Amortization	(560,982)	(57,867)	(169,841)

Ending balance	$7,107,704	$7,901,133	$6,937,863

Other intangibles:
Beginning balance	$712,869	$395,641	$782,320
Additions	220,000	210,000	—
Amortization	(150,549)	(25,457)	(38,156)

Ending balance	$782,320	$580,184	$744,164

Total intangible assets	$28,375,674	$30,325,349	$27,734,037

     The changes in the carrying amount of goodwill by segment are as follows:

	Mortgage	Consumer	Other
	Services	Services	Services	Total

Balance as of January 1, 2002	$168,971	$—	$—	$168,971
Goodwill acquired during the period	397,000	—	—	397,000

Balance as of March 31, 2002	$565,971	$—	$—	$565,971

7. Shareholders’ Equity

     On May 4, 2001, we granted 50,500 options to purchase our common stock at $8.00 per share to seven employees. On July 19, 2002, the Board of Directors modified the options to allow the holders to exercise the options on a cashless basis. As a result of this modification, the options are accounted for as variable plan options in accordance with Financial Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Options.” During the quarter ended March 31, 2003, we recognized deferred compensation expense of $25,359 related to these options.

8. Stock Options

     At March 31, 2003, the Company has a stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income (loss) had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Three Months Ended March 31,	2002	2003

Net income as reported	$1,296,168	$2,937,070
Add: Stock-based employee compensation	—	25,359
Deduct: Total stock based employee compensation expense determined under fair value based method for all rewards, net of income taxes	(92,794)	(177,309)

Net income pro forma	$1,203,374	$2,785,120

Basic earnings (loss) per share
As reported	$0.21	$0.47
Pro forma	$0.20	$0.45
Diluted earnings (loss) per share
As reported	$0.21	$0.47
Pro forma	$0.19	$0.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements, including the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including the special considerations set forth in our annual report on Form 10-K for the year ended December 31, 2002 and elsewhere in this report.

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

     In the first quarter 2003, we continued to succeed in obtaining new market share and increasing organic growth from national and major mortgage providers. There was a 153.7 percent increase in the first quarter of 2003 in national and major account revenue over the first quarter of 2002. This figure represents an increase that is significantly above market gains in the mortgage industry and was achieved with no acquisitions made since April 1, 2002. While it has been another favorable quarter for the mortgage industry and, according to various industry leading publications, mortgage originations and refinances are projected to remain strong throughout the year, we have once again increased our profitability and market share growth with superior technology and 98 percent of our customer service work completed within four hours.

     Our portfolio reviews continue to be very popular with many investment-banking firms examining pools of loans for purchase. This service has grown significantly with a 750 percent increase in the first quarter of 2003 over the same period of 2002. Revenue in our non-mortgage divisions also grew 23 percent over 2002 results, emphasizing our ability to grow rapidly and profitably in new markets with our superior technology platform, even in markets challenged by economic factors. Our positioning and new presence on leading national automated underwriting delivery platforms and decisioning systems should continue to fuel our market share gains for mortgage and non-mortgage related products and services in 2003 and beyond.

     We continue to leverage our technology in all our service lines and have succeeded in the promotion of our newer services such as FDinsight in a new relationship with Sparkfly for third party verification; Direct Lender Services for providing Banker Systems, Inc. and GulfPak Corporation with a credit module; and a contract with the State of Colorado Department of Revenue for management and distribution of motor vehicle records. We can even provide industries other than the mortgage industry access to our bundled services offering, TruSelect. For all of our reports, we are proud to include an OFAC list (Office of Foreign Assets Control list of Specially Designated Nationals and Blocked Persons) search free of charge.

     Our strategy to leverage our technology to reduce costs and expenses as a percentage of revenue and increase our margins has also been a success. Our operating expenses have decreased as a percentage of revenue over 7 percent while our net income has increased over 4 percent as a percentage of revenue.

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

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective. As of December 31, 2002 and March 31, 2003, the net carrying amount of goodwill of $565,971 is no longer amortized and is subject to impairment testing under SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2003 and an annual impairment review thereafter. We have completed a transitional impairment test of goodwill and have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired. We have also evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate. Other intangible assets of $27.2 million at March 31, 2003 are subject to the amortization methods prescribed by SFAS No. 142.

Allowance for Doubtful Accounts

     We estimate the uncollectibility of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of bad debt expense for any period if we made different judgments or utilized different estimates. Our accounts receivable was $10.0 million as of March 31, 2003, and our allowance for doubtful accounts was $349,000 as of March 31, 2003.

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

Capitalized Software Development Costs

     We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $218,000 and $252,000 of costs during the three months ended March 31, 2002, and 2003, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $178,000 and $194,000 for the three months ended March 31, 2002 and 2003, respectively.

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

Results of Operations

Comparison of three months ended March 31,2002 and 2003

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows ($ in thousands):

Three Months Ended	Mortgage	Consumer	Other
March 31, 2002	Services	Services	Services	Total

Revenue	$11,234	$1,600	$655	$13,489
Cost of services	5,690	987	509	7,186
Cost of services as a percent of revenue	50.7%	61.7%	77.7%	53.3%

Three Months Ended	Mortgage	Consumer	Other
March 31, 2003	Services	Services	Services	Total

Revenue	$18,171	$1,915	$866	$20,952
Cost of services	9,097	1,251	646	10,994
Cost of services as a percent of revenue	50.1%	65.3%	74.6%	52.5%

     Total revenue increased $7.5 million, or 55.6%, from $13.5 million in the three months ended March 31, 2002 to $21.0 million in the same period of 2003.

     Mortgage services revenue increased $7.0 million, or 62.5%, from $11.2 million in the three months ended March 31, 2002 to $18.2 million in the same period of 2003 as a result of our continued success in obtaining new market share and increasing organic growth by $4.5 million and increasing national and major mortgage accounts by $2.5 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.

     Consumer services revenue increased $300,000, or 18.8%, from $1.6 million in the three months ended March 31, 2002 to $1.9 million in the same period of 2003 as a result of an increase in market share and new products and services.

     Other services revenue increased $211,000, or 32.2%, from $655,000 in the three months ended March 31, 2002 to $866,000 in the same period of 2003. This increase in resident and employment screening services was a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $3.8 million, or 52.8%, from $7.2 million in the three months ended March 31, 2002 to $11.0 million in the same period of 2003. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the three months ended March 31, 2003, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 53.3% in the three months ended March 31, 2002 to 52.5% in the same period of 2003.

     Mortgage cost of services increased $3.4 million, or 59.6%, from $5.7 million in the three months ended March 31, 2002 to $9.1 million in the same period of 2003. As a percentage of revenue, mortgage cost of services decreased from 50.7% in the three months ended March 31, 2002 to 50.1% in the same period of 2003 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $263,000 or 26.7%, from $987,000 in the three months ended March 31, 2002 to $1.25 million in the same period of 2003. As a percentage of revenue, these costs increased from 61.7% in the three months ended March 31, 2002 to 65.3% in the same period of 2003. This increase was primarily due to the mix of new services.

     Other cost of services increased $137,000, or 26.9%, from $509,000 in the three months ended March 31, 2002 to $646,000 in the same period of 2003 and decreased as a percentage of revenue from 77.7% in the three months ended March 31, 2002 to 74.6% in the same period of 2003 as a result of reduced salary costs.

     Selling, general and administrative expenses increased $800,000, or 28.6%, from $2.8 million in the three months ended March 31, 2002 to $3.6 million in the same period of 2003. As a percentage of revenue, these costs decreased from 20.9% to 17.0%, a 3.9% decrease due to our ability to increase sales without additional cost in corporate salaries and tech center communications costs, thereby allowing us to reduce proportionately our selling, general and administrative expenses.

     Depreciation and amortization increased $217,000 or 21.8%, from $994,000 in the three months ended March 31, 2002 to $1.2 million in the same period of 2003. This increase was due to depreciation and amortization on hardware and software upgrades to our technology center totaling $70,000. Also contributing to the increase in amortization are our license agreements to sell Experian information, which increased $112,000. The $35,000 balance of the increase was due to amortization on newly acquired intangibles from acquisitions in the first quarter of 2002.

     Acquisition consolidation costs decreased $109,000, from $109,000 in the three months ended March 31, 2002 to $0 in the same period 2003. We completed all such activities in 2002.

     Interest expense decreased $111,000, or 27.4%, from $405,000 in the three months ended March 31, 2002 to $294,000 in the same period of 2003. This decrease primarily was due to the reduction of the outstanding balance on our bank revolving line of credit from $1.7 million at March 31, 2002 to $0 at March 31, 2003 and principal reduction on acquisition seller notes.

     Income tax expense was $787,000 in the three months ended March 31, 2002 compared to $2.1 million in the same period of 2003. Our effective tax rate was 37.8% and 41.6% for the three months ended March 31, 2002 and 2003, respectively. This increase was due to the change in our graduated tax rates and an increase in our state tax provision.

     As a result of the foregoing factors, net income in the three months ended March 31, 2003 was $2.9 million, or $0.47 per diluted share, compared to $1.3 million, or $0.21 per diluted share, in the same period of 2002.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization) was $6.5 million in the three months ended March 31, 2003 compared to $3.5 million in the same period of 2002, a $3.0 million, or a 85.7% increase over 2002. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. Management internally uses EBITDA to analyze the performance of its business segments. Many analysts also use EBITDA as an analytical tool. EBITDA is also a component of certain financial ratios used in our credit agreements. Therefore, we believe EBITDA is a useful financial metric for evaluating our business.

EBITDA Reconciliation	Three Months Ended March 31,
	2002	2003

Net income	$1,296,168	$2,937,070
Add back:
Depreciation and amortization	993,797	1,210,885
Interest expense	405,255	294,290
Income tax expense	787,334	2,090,978

EBITDA	$3,482,554	$6,533,223

Liquidity and Capital Resources

     We had a cash balance of $9.9 million at March 31, 2003. As of March 31, 2003, we had working capital totaling $4.3 million. On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.1% at March 31, 2003. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.1% at March 31, 2003. Principal and unpaid interest is due June 30, 2003. The line of credit and the term loan are collateralized by substantially all of our assets. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of March 31, 2003, including the following:

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our contractual obligations and commercial commitments as of March 31, 2003:

				Experian
Period Ending	Line of	Long-Term	Capital	Capital Lease	Operating
December 31,	Credit	Debt	Leases	Agreements	Leases	Total

	(in thousands)
2003 (9 months)	$—	$2,103	$362	$2,477	$1,213	$6,155
2004	—	1,978	233	3,361	1,615	7,187
2005	—	1,190	44	2,031	1,299	4,564
2006	—	334	—	89	1,097	1,520
2007	—	—	—	—	1,119	1,119
Thereafter	—	—	—	—	10,794	10,794

Total	—	5,605	639	7,958	17,137	31,339
Less capitalized interest	—	—	44	913	—	957

Net	$—	$5,605	$595	$7,045	$17,137	$30,382

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2003. The adoption of this statement on January 1, 2003 did not have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard did not have any immediate effect on our consolidated financial statements.

     In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. This statement did not have any effect on the Company’s consolidated financial statements as of March 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company provided the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and also provided the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The Company has determined that it will not change to the fair value based method.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”), which requires the consolidation of variable interest entities, as defined. FIN No. 46 is applicable to financial statements to be issued by the Company after 2002. The Company does not believe that FIN No. 46 will have any effect on its consolidated financial statements.

     On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS 149 on a prospective basis at its effective date in the fiscal third quarter. The Company is assessing the impact SFAS 149 may have on its financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     As of March 31, 2003, our notes payable to corporations and individuals totaling $2.7 million bore interest at fixed rates ranging from 5.0% to 12.0%. Our Experian capital lease agreements totaling $8.0 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $639,000 are discounted at fixed rates of interest ranging from 8.1% and 10.7%.

     Our senior bank debt totaling $3.1 million carries a variable rate of interest of 4.1%.

     We are also exposed to some market risk through interest rates related to our cash and cash equivalents balances of $9.9 million. These funds are generally invested in money market funds with short maturities.

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

On February 10, 2003, under Items 7 and 9, we announced that we would release our year end results of operations on February 13, 2003, earlier than had been anticipated previously. We also scheduled an earnings conference call to be held on February 13, 2003.

On February 13, 2003, under Items 7 and 9, we released the results of our operations for the year ended December 31, 2002.

On February 14, 2003, under Items 7 and 9, we announced the conference ID number for the replay of a conference call regarding the results of its operations for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003

FACTUAL DATA CORP. (Registrant)

/s/ J.H. Donnan

J.H. Donnan Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger

Todd A. Neiberger Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

     In connection with the Quarterly Report of Factual Data Corp. on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, J.H. Donnan, Chief Executive Officer of Factual Data Corp., certify, that:

(1)	I have reviewed this quarterly report on Form 10-Q of Factual Data Corp.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of Factual Data Corp. as of, and for, the periods presented in this quarterly report;

(4)	Factual Data Corp.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for Factual Data Corp. and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to Factual Data Corp., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

b.	Evaluated the effectiveness of Factual Data Corp.’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	Factual Data Corp.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Factual Data Corp.’s auditors and the audit committee of Factual Data Corp.’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect Factual Data Corp.’s ability to record, process, summarize, and report financial data and have identified for Factual Data Corp.’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Factual Data Corp.’s internal controls.

(6)	Factual Data Corp.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J.H. Donnan
Chief Executive Officer
May 14, 2003

CERTIFICATIONS

     In connection with the Quarterly Report of Factual Data Corp. on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Todd A. Neiberger, Chief Financial Officer of Factual Data Corp., certify, that:

(1)	I have reviewed this quarterly report on Form 10-Q of Factual Data Corp.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of Factual Data Corp. as of, and for, the periods presented in this quarterly report;

(4)	Factual Data Corp.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14, for Factual Data Corp. and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to Factual Data Corp., including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which the quarterly report is being prepared;

b.	Evaluated the effectiveness of Factual Data Corp.’s disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5)	Factual Data Corp.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Factual Data Corp.’s auditors and the audit committee of Factual Data Corp.’s board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect Factual Data Corp.’s ability to record, process, summarize, and report financial data and have identified for Factual Data Corp.’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in Factual Data Corp.’s internal controls.

(6)	Factual Data Corp.’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Todd A. Neiberger
Chief Financial Officer
May 14, 2003

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

99.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.