Form 10-Q
period 2003-06-30
FACTUAL DATA CORP
filed 2003-08-11
CIK 1056673

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-24205

Factual Data Corp.

(Exact name of Registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1449911 (I.R.S. Employer Identification No.)

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

     As of August 8, 2003, the registrant had 6,241,656 shares of common stock outstanding.

FACTUAL DATA CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FACTUAL DATA CORP.
CONSOLIDATED BALANCE SHEETS

		June 30,
	December 31,	2003
	2002	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$7,826,653	$12,953,359
Trade accounts receivable, net of allowance of $300,786 and $386,365	7,346,692	10,630,275
Prepaid expenses and other	665,628	432,753
Deferred income taxes	365,834	463,943

Total current assets	16,204,807	24,480,330

Property and equipment, net of accumulated depreciation of $8,189,225 and $9,393,002	5,716,378	5,847,243

Other assets
Intangibles, net (including book value of goodwill of $565,971 and $565,971)	28,375,674	27,092,870
Deferred income taxes	3,048,234	2,991,364
Other assets	162,409	146,143

Total other assets	31,586,317	30,230,377

Total assets	$53,507,502	$60,557,950

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$3,345,403	$3,010,040
Current portion of capitalized lease obligation — license agreements	3,096,616	2,811,085
Accounts payable	4,034,104	7,704,362
Accrued branch efficiency costs	52,729	—
Accrued compensation	1,875,410	1,628,819
Consolidation costs payable	—	211,893
Income taxes payable	1,165,459	810,209
Accrued expenses	531,496	428,861
Deferred revenue	66,898	68,048

Total current liabilities	14,168,115	16,673,317
Capitalized lease obligation — license agreements, less current portion	4,559,385	3,582,747
Long-term debt, less current portion	3,765,526	2,382,590

Total liabilities	22,493,026	22,638,654

Commitments and contingencies
Shareholders’ equity Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 6,190,884 shares issued and outstanding at December 31, 2002 and 6,223,607 shares issued and outstanding at June 30, 2003	27,695,398	28,681,962
Deferred compensation	—	(268,711)
Retained earnings	3,319,078	9,506,045

Total shareholders’ equity	31,014,476	37,919,296

Total liabilities and shareholders’ equity	$53,507,502	$60,557,950

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue:
Mortgage services	$11,455,210	$20,873,218	$22,689,668	$39,044,300
Consumer services	1,722,970	2,109,164	3,323,075	4,023,769
Other services	915,238	1,037,226	1,569,926	1,903,663

Total revenue	14,093,418	24,019,608	27,582,669	44,971,732

Operating expenses:
Costs of services	8,074,127	12,835,170	15,260,039	23,829,021
Selling, general, and administrative	3,430,783	4,450,084	6,248,024	8,001,679
Depreciation and amortization	1,047,832	1,245,517	2,041,629	2,456,402
Acquisition consolidation costs	6,367	—	115,479	—

Total operating expenses	12,559,109	18,530,771	23,665,171	34,287,102

Income from operations	1,534,309	5,488,837	3,917,498	10,684,630
Other income (expense):
Other income	127,410	129,902	232,978	256,447
Interest expense	(365,441)	(260,926)	(770,696)	(555,216)

Total other expense	(238,031)	(131,024)	(537,718)	(298,769)

Income before income taxes	1,296,278	5,357,813	3,379,780	10,385,861
Income tax expense	514,618	2,107,916	1,301,952	4,198,894

Net income	$781,660	$3,249,897	$2,077,828	$6,186,967

Earnings per share:
Basic	$.13	$.52	$.34	$1.00

Diluted	$.13	$.50	$.34	$.97

Weighted average shares outstanding:
Basic	6,125,140	6,205,590	6,123,054	6,198,278
Diluted	6,232,827	6,462,731	6,200,781	6,369,470

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2003

Cash flows from operating activities:
Net income	$2,077,828	$6,186,967
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,041,629	2,456,402
Bad debt expense	388,824	255,393
Loss on sale of fixed assets	—	260
Net cash settlements under swap agreement	59,733	—
Amortization of deferred compensation	40,064	205,485
Deferred income taxes	353,417	(41,239)
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(1,973,979)	(3,538,977)
Prepaid expenses and other	(272,132)	232,876
Other assets	25,467	16,266
Accrued branch efficiency costs	(282,117)	(52,729)
Consolidation costs payable	—	211,893
Accounts payable	215,281	3,670,258
Income taxes payable	(272,708)	(355,250)
Accrued expenses and compensation	(165,210)	(349,225)
Deferred revenue	(13,476)	1,150

Net cash provided by operating activities	2,222,621	8,899,530

Cash flows from investing activities:
Cash used for software development	(431,399)	(474,684)
Purchase of property, equipment and intangibles	(1,035,577)	(850,789)
Net cash settlements under swap agreement	(59,733)	—
Acquisition of businesses, net of cash acquired	(1,020,000)	—
Proceeds from sale of equipment	—	20,750

Net cash used in investing activities	(2,546,709)	(1,304,723)

Cash flows from financing activities:
Principal payments	(2,189,522)	(2,980,470)
Payments on line of credit	(2,200,000)	—
Proceeds from issuance of long-term debt	1,533,333	—
Net proceeds from employee stock purchases and option exercises	76,221	512,369

Net cash used in financing activities	(2,779,968)	(2,468,101)

Net increase (decrease) in cash and cash equivalents	(3,104,056)	5,126,706
Cash and cash equivalents, beginning of period	6,163,743	7,826,653

Cash and cash equivalents, end of period	$3,059,687	$12,953,359

See accompanying notes to unaudited consolidated financial statements.

FACTUAL DATA CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

Supplemental disclosure of non-cash investing and financing activities (unaudited):

     During the six months ended June 30, 2002, we issued notes payable of $1.1 million in connection with acquisitions.

	Six Months Ended June 30,

	2002	2003

Cash paid for interest	$705,942	$450,666
Cash paid for income taxes	1,206,517	4,523,300

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

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and operating results for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, which includes audited financial statements for the years ended December 31, 2002 and 2001. The results of operations for the six month period ended June 30, 2003, may not be indicative of the results of operations for the year ended December 31, 2003.

     Certain amounts in the unaudited consolidated statements of operations and the unaudited consolidated statements of cash flows for the six months ended June 30, 2002 have been reclassified to conform to the current period’s presentation.

2. Business Acquisitions

     During the six months ended June 30, 2002, we completed three asset acquisitions. The purpose of these acquisitions was to acquire franchise rights, enabling us to increase market share. The acquisitions have been accounted for using the purchase method and the results of operations are reflected in our consolidated financial statements from the date of the acquisition. The purchase price allocation of the acquisitions and consideration paid were as follows:

		Acquisitions Completed
		During the
		Six Months Ended
	Lives	June 30, 2002

		(Unaudited)
Fair value of assets:
Property and equipment	3-7 years	$5,500
Customer rights and customer lists	15 years	1,707,500
Non-compete agreements	3 years	220,000
Goodwill	N/A	397,000
Other assets	N/A	10,000

		$2,340,000

Consideration paid:
Notes payable issued		$1,145,000
Accounts payable assumed		175,000
Cash payments		1,020,000

		$2,340,000

     The following unaudited pro forma information presents our consolidated results of operations as if the 2002 acquisitions occurred on January 1, 2002. The unaudited pro forma financial data does not purport to be indicative of the actual results which would have been obtained, or the results which may be obtained in the future.

Six Months
Ended June 30, 2002

(Unaudited)
Total revenue	$28,135,498
Net income	2,185,740
Basic earnings per share	0.36
Diluted earnings per share	0.35

3. Line of Credit and Long-Term Debt

     On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we entered into a $6.0 million line of credit and converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The term loan requires monthly principal payments of $83,333 through April 30, 2006, with interest at the floating rate or Eurodollar rate of 4.1% at June 30, 2003. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.1% at June 30, 2003. The bank has extended the maturity date to June 30, 2004, at which time principal and unpaid interest are due. The line of credit and the term loan require that we meet certain financial covenants and as of June 30, 2003 we were in compliance with such covenants. The line of credit and the term loan are collateralized by substantially all of our assets. There were no amounts due on the line of credit at June 30, 2002 or at June 30, 2003.

     Future maturities of long-term debt as of June 30, 2003 are as follows:

Period Ending	Long-Term	Capital
June 30,	Debt	Leases	Total

(Unaudited)		(in thousands)
2003 (6 months)	$1,405	$241	$1,646
2004	1,978	233	2,211
2005	1,190	44	1,234
2006	334	—	334
2007	—	—	—

Subtotal	4,907	518	5,425
Less amount representing interest	—	32	32

Subtotal	4,907	486	5,393
Less current maturities	2,607	403	3,010

Total	$2,300	$83	$2,383

4. Earnings Per Share

     The following table sets forth a computation of our basic and diluted earnings per share for the three months ended June 30, 2002 and 2003:

	Three Months Ended
	June 30,

	2002	2003

	(Unaudited)
Numerator:
Net income available to common shareholders	$781,660	$3,249,897
Denominator:
Basic earnings per share — weighted average shares	6,125,140	6,205,590
Effect of dilutive securities:
Stock options and warrants	107,687	257,141

Denominator for diluted earnings per share — weighted average shares	6,232,827	6,462,731

Earnings per share:
Basic	$0.13	$0.52
Diluted	$0.13	$0.50

     Stock options and warrants exercisable into approximately 718,267 shares of common stock were outstanding at June 30, 2003 and stock options and warrants exercisable into approximately 630,768 shares of common stock were outstanding as of June 30, 2002. Of these securities, 461,126 and 523,081, respectively, were not included in the computation of diluted earnings per share for the three months ended June 30, 2002 and 2003 because they were anti-dilutive but could potentially dilute EPS in future periods.

	Six Months Ended
	June 30,

	2002	2003

	(Unaudited)
Numerator:
Net income available to common shareholders	$2,077,828	$6,186,967

Denominator:
Basic earnings per share — weighted average shares	6,123,054	6,198,278
Effect of dilutive securities:
Stock options and warrants	77,727	171,192

Denominator for diluted earnings per share — weighted average shares	6,200,781	6,369,470

Earnings per share:
Basic	$0.34	$1.00
Diluted	$0.34	$0.97

     Stock options and warrants exercisable into approximately 718,267 shares of common stock were outstanding at June 30, 2003 and stock options and warrants exercisable into approximately 630,768 shares of common stock were outstanding as of June 30, 2002. Of these securities, 547,075 and 553,041, respectively, were not included in the computation of diluted earnings per share for the six months ended June 30, 2002 and 2003 because they were anti-dilutive but could potentially dilute EPS in future periods.

5. Business Segment Information

     We operate in three business segments: mortgage services, consumer services and other services, which consists of resident and employment screening services. Operating results and other financial data are presented for our principal business segments as follows:

	Mortgage	Consumer	Other
Three Months Ended	Services	Services	Services	Total

(Unaudited)
June 30, 2003:
Net sales	$20,873,218	$2,109,164	$1,037,226	$24,019,608
Cost of services	10,750,304	1,362,159	722,707	12,835,170
Segment income	3,065,067	116,135	68,695	3,249,897
Total assets	47,968,517	11,433,988	1,155,445	60,557,950
Goodwill	565,971	—	—	565,971
Depreciation and amortization	997,190	210,968	37,359	1,245,517
Capital expenditures	530,181	—	—	530,181
June 30, 2002:
Net sales	$11,455,210	$1,722,970	$915,238	$14,093,418
Cost of services	6,393,248	1,034,871	646,008	8,074,127
Segment income	577,384	158,904	45,372	781,660
Total assets	37,791,125	11,550,367	1,343,105	50,684,597
Goodwill	565,971	—	—	565,971
Depreciation and amortization	896,658	109,996	41,178	1,047,832
Capital expenditures	396,456	—	7,769	404,225

Business segment information for the three months ended June 30, 2002 have been reclassified to conform to the current period’s presentation.

	Mortgage	Consumer	Other
Six Months Ended	Services	Services	Services	Total

(Unaudited)
June 30, 2003:
Net sales	$39,044,300	$4,023,769	$1,903,663	$44,971,732
Cost of services	19,846,783	2,613,648	1,368,590	23,829,021
Segment income	5,875,702	205,300	105,965	6,186,967
Total assets	47,968,517	11,433,988	1,155,445	60,557,950
Goodwill	565,971	—	—	565,971
Depreciation and amortization	1,963,068	420,951	72,383	2,456,402
Capital expenditures	1,325,473	—	—	1,325,473
June 30, 2002:
Net sales	$22,689,668	$3,323,075	$1,569,926	$27,582,669
Cost of services	12,083,741	2,021,721	1,154,577	15,260,039
Segment income	1,815,871	205,265	56,692	2,077,828
Total assets	37,791,125	11,550,367	1,343,105	50,684,597
Goodwill	565,971	—	—	565,971
Depreciation and amortization	1,756,811	211,600	73,218	2,041,629
Capital expenditures	1,459,207	—	7,769	1,466,976

6. Intangible Assets

     Our intangible assets consisted of the following:

		December 31,	June 30,
	Lives	2002	2003

			(Unaudited)
Customer rights and customer lists	15 years	$26,149,336	$26,149,336
Goodwill	—	565,971	565,971
Non-compete agreements	3 years	1,725,151	1,725,151
Franchise and license agreements	10 years	8,044,036	8,044,036
Intellectual property	13-15 years	462,902	462,902
Loan origination costs	5 years	97,020	97,020

		37,044,416	37,044,416
Less accumulated amortization		8,668,742	9,951,546

		$28,375,674	$27,092,870

     Effective January 1, 2002, we adopted SFAS No. 142. As of June 30, 2003, we had $565,971 in unamortized goodwill.

     In accordance with SFAS No. 142, we have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.

     Future amortization expense for our intangible assets is estimated as follows (unaudited):

Period Ending June 30,

2003 (6 months)	$1,280,000
2004	2,583,250
2005	2,589,359
2006	2,653,727
2007	2,743,468
Thereafter	14,677,095

$26,526,899

     The following table summarizes the activity in our intangible assets for the periods indicated:

	Year Ended
	December 31,	Six Months Ended June 30,
	2002	2002	2003

		(Unaudited)
Goodwill:
Beginning balance	$168,971	$168,971	$565,971
Additions	397,000	397,000	—
Amortization	—	—	—

Ending balance	$565,971	$565,971	$565,971

Customer rights and customer lists:
Beginning balance	$19,843,170	$20,160,400	$19,919,679
Additions	1,787,242	1,754,067	—
Amortization	(1,710,733)	(843,897)	(867,295)

Ending balance	$19,919,679	$21,070,570	$19,052,384

Franchise and license agreements:
Beginning balance	$7,959,000	$7,959,000	$7,107,704
Additions (reductions)	(290,314)	(290,314)	—
Amortization	(560,982)	(119,645)	(339,198)

Ending balance	$7,107,704	$7,549,041	$6,768,506

Other intangibles:
Beginning balance	$712,869	$395,640	$782,320
Additions	220,000	220,000	—
Amortization	(150,549)	(52,597)	(76,311)

Ending balance	$782,320	$563,043	$706,009

Total intangible assets	$28,375,674	$29,748,625	$27,092,870

     The changes in the carrying amount of goodwill by segment are as follows:

	Mortgage	Consumer	Other
	Services	Services	Services	Total

Balance as of January 1, 2002	$168,971	$—	$—	$168,971
Goodwill acquired during the period	397,000	—	—	397,000

Balance as of June 30, 2003	$565,971	$—	$—	$565,971

7. Shareholders’ Equity

     On May 4, 2001, we granted 50,500 options to purchase our common stock at $8.00 per share to seven employees. On July 19, 2002 the Board of Directors modified the options to allow the holders to exercise the options on a cashless basis. As a result of this modification, the options are accounted for as variable plan options in accordance with Financial Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Options.” During the three and six months ended June 30, 2003, we recognized deferred compensation expense of $180,125 and $205,484 related to these options.

8. Stock Options

     At June 30, 2003, the Company has a stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Three Months Ended June 30,	2002	2003

(Unaudited)
Net income as reported	$781,660	$3,249,897
Add: Stock-based employee compensation	40,063	180,125
Deduct: Total stock based employee compensation expense determined under fair value based method for all rewards, net of income taxes	(138,352)	(462,781)

Net income pro forma	$683,371	$2,967,241

Basic earnings (loss) per share
As reported	$0.13	$0.52
Pro forma	$0.11	$0.48
Diluted earnings (loss) per share
As reported	$0.13	$0.50
Pro forma	$0.11	$0.46

Six Months Ended June 30,	2002	2003

(Unaudited)
Net income as reported	$2,077,828	$6,186,967
Add: Stock-based employee compensation	40,063	205,484
Deduct: Total stock based employee compensation expense determined under fair value based method for all rewards, net of income taxes	(231,146)	(640,090)

Net income pro forma	$1,886,745	$5,752,361

Basic earnings (loss) per share
As reported	$0.34	$1.00
Pro forma	$0.31	$0.93
Diluted earnings (loss) per share
As reported	$0.34	$0.97
Pro forma	$0.30	$0.90

Effective May 2003, our shareholders approved the increase of the number of shares reserved for issuance under our 1999 Employee Formula Award Stock Option Plan from 600,000 to 1,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements, including the notes thereto contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including the special considerations set forth in our annual report on Form 10-K for the year ended June 30, 2002 and elsewhere in this report.

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

Revenue Recognition

     We recognize revenue when the mortgage credit report or other information, collectively a “unit,” has been delivered to the customer, persuasive evidence of the terms of the arrangement exists, our fee is fixed and determinable, and collectibility is reasonably assured. Delivery usually takes place electronically and revenue is recognized when the customer has access to the data. Our “4 Hours or It’s Free” guarantee program applies to line-item verifications and updates on our reports. We do not recognize revenue on services subject to the guarantee until the guarantee conditions are met. The fees we charge our customers are based on the type of unit delivered. Generally, we do not receive upfront set up fees or other upfront fees from our customers. Our cost of services primarily includes data costs, which are expensed when the unit is delivered to the customer.

Valuation of Goodwill and Other Intangible Assets

     We assess the impairment of identifiable intangible assets and goodwill at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

• significant underperformance relative to expected historical or projected future operating results;

• significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

• significant negative industry or economic trends;

• significant decline in our stock price for a sustained period; and

• our market capitalization relative to net book value.

     In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective. As of June 30, 2002 and June 30, 2003, the net carrying amount of goodwill of $565,971is no longer amortized and is subject to impairment testing under SFAS No. 142. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2003 and an annual impairment review thereafter. We completed a transitional impairment test of goodwill on January 1, 2002 and our annual test on September 30, 2002 and have determined goodwill and our other intangible assets are not impaired. Goodwill and other intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired. We have also evaluated the useful lives of our existing intangible assets and determined that the existing useful lives are appropriate. Other intangible assets of $26.5 million at June 30, 2003 are subject to the amortization methods prescribed by SFAS No. 142.

Allowance for Doubtful Accounts

     We estimate the uncollectibility of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences may result in the amount and timing of bad debt expense for any period if we made different judgments or utilized different estimates. Our accounts receivable was $11.0 million as of June 30, 2003, and our allowance for doubtful accounts was $386,000 as of June 30, 2003.

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

Capitalized Software Development Costs

     We capitalize costs, which include primarily salaries in connection with developing software for internal use. We use judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project, and completion and use of the software for its intended purpose are probable. We cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. We capitalized $431,000 and $475,000 of costs during the six months ended June 30, 2002, and 2003, respectively. The software development costs capitalized are amortized over the estimated useful life of the software, which we estimate to be three years. Amortization expense was $367,000 and $391,000 for the six months ended June 30, 2002 and 2003, respectively.

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

Results of Operations

Comparison of three months ended June 30, 2002 and 2003

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows ($ in thousands):

Three Months Ended	Mortgage	Consumer	Other
June 30, 2002	Services	Services	Services	Total

Net sales	$11,455	$1,723	$915	$14,093
Cost of services	$6,393	$1,035	$646	$8,074
Cost of services as a percent of revenue	55.8%	60.1%	70.6%	57.3%

Three Months Ended	Mortgage	Consumer	Other
June 30, 2003	Services	Services	Services	Total

Net sales	$20,873	$2,109	$1,037	$24,019
Cost of services	$10,750	$1,362	$723	$12,835
Cost of services as a percent of revenue	51.5%	64.6%	69.7%	53.4%

     Total revenue increased $9.9 million, or 70.2%, from $14.1 million in the three months ended June 30, 2002 to $24.0 million in the same period of 2003.

     Mortgage services revenue increased $9.4 million, or 81.7%, from $11.5 million in the three months ended June 30, 2002 to $20.9 million in the same period of 2003 as a result of mortgage activity fueled by historically low interest rates, our continued success in obtaining new market share and increasing organic growth by $6.4 million and increasing national and major mortgage accounts by $3.0 million for the three months ended June 30, 2003, compared to the three months ended June 30, 2002.

     Consumer services revenue increased $400,000, or 23.5%, from $1.7 million in the three months ended June 30, 2002 to $2.1 million in the same period of 2003 as a result of an increase in market share and new products and services.

     Other services revenue increased $122,000, or 13.3%, from $915,000 in the three months ended June 30, 2002 to $1,037,000 in the same period of 2003. This increase in resident and employment screening services was a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $4.7 million, or 58.0%, from $8.1 million in the three months ended June 30, 2002 to $12.8 million in the same period of 2003. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the three months ended June 30, 2003, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 57.3% in the three months ended June 30, 2002 to 53.4% in the same period of 2003.

     Mortgage cost of services increased $4.4 million, or 68.8%, from $6.4 million in the three months ended June 30, 2002 to $10.8 million in the same period of 2003. As a percentage of revenue, mortgage cost of services decreased from 55.8% in the three months ended June 30, 2002 to 51.5% in the same period of 2003 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $320,000 or 30.8%, from $1.04 million in the three months ended June 30, 2002 to $1.36 million in the same period of 2003. As a percentage of revenue, these costs increased from 60.1% in the three months ended June 30, 2002 to 64.6% in the same period of 2003. This increase was primarily due to the mix of new services.

     Other cost of services increased $77,000, or 11.9%, from $646,000 in the three months ended June 30, 2002 to $723,000 in the same period of 2003 and decreased as a percentage of revenue from 70.6% in the three months ended June 30, 2002 to 69.7% in the same period of 2003 as a result of reduced salary costs.

     Selling, general and administrative expenses increased $1.1 million, or 32.4%, from $3.4 million in the three months ended June 30, 2002 to $4.5 million in the same period of 2003. As a percentage of revenue, these costs decreased from 24.3% to 18.5%, a 5.8% decrease due to our ability to increase sales without additional cost in corporate salaries and tech center communications costs, thereby allowing us to reduce proportionately our selling, general and administrative expenses. There were selling, general and administrative costs of $279,000 related to the proposed merger with Kroll, Inc.

     Depreciation and amortization increased $200,000 or 19.0%, from $1.05 million in the three months ended June 30, 2002 to $1.25 million in the same period of 2003. This increase was due to depreciation and amortization on hardware and software upgrades to our technology center totaling $79,000. Also contributing to the increase in amortization are our license agreements to sell Experian information, which increased $108,000. The $13,000 balance of the increase was due to amortization on newly acquired intangibles from acquisitions in the first quarter of 2002.

     Acquisition consolidation costs decreased $6,400, from $6,400 in the three months ended June 30, 2002 to $0 in the same period 2003. We completed all such activities in 2002.

     Interest expense decreased $104,000, or 28.5%, from $365,000 in the three months ended June 30, 2002 to $261,000 in the same period of 2003 as a result of lower average outstanding loan balances.

     Income tax expense was $515,000 in the three months ended June 30, 2002 compared to $2.1 million in the same period of 2003. Our effective tax rate was 39.7% and 39.3% for the three months ended June 30, 2002 and 2003, respectively.

     As a result of the foregoing factors, net income in the three months ended June 30, 2003 was $3.2 million, or $0.50 per diluted share, compared to $782,000, or $0.13 per diluted share, in the same period of 2002.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization) was $6.9 million in the three months ended June 30, 2003 compared to $2.7 million in the same period of 2002, a $4.2 million, or a 155.6% increase over 2002. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. Management internally uses EBITDA to analyze the performance of its business segments. Many analysts also use EBITDA as an analytical tool. EBITDA is also a component of certain financial ratios used in our credit agreements. Therefore, we believe EBITDA is a useful financial metric for evaluating our business.

EBITDA Reconciliation	Three Months Ended June 30,
	2002	2003

Net income	$781,660	$3,249,897
Add back:
Interest expense	365,441	260,926
Income tax expense	514,618	2,107,916
Depreciation and amortization	1,047,832	1,245,517

EBITDA	$2,709,551	$6,864,256

Comparison of six months ended June 30, 2002 and 2003

     Revenue, cost of services, and cost of services as a percent of revenue for our operating segments for the periods indicated are as follows ($ in thousands):

Six Months Ended	Mortgage	Consumer	Other
June 30, 2002	Services	Services	Services	Total

Net sales	$22,690	$3,323	$1,570	$27,583
Cost of services	$12,084	$2,022	$1,154	$15,260
Cost of services as a percent of revenue	53.3%	60.8%	73.5%	55.3%

Six Months Ended	Mortgage	Consumer	Other
June 30, 2003	Services	Services	Services	Total

Net sales	$39,044	$4,024	$1,904	$44,972
Cost of services	$19,847	$2,614	$1,368	$23,829
Cost of services as a percent of revenue	50.8%	65.0%	71.9%	53.0%

     Total revenue increased $17.4 million, or 63.0%, from $27.6 million in the six months ended June 30, 2002 to $45.0 million in the same period of 2003.

     Mortgage services revenue increased $16.3 million, or 71.8%, from $22.7 million in the six months ended June 30, 2002 to $39.0 million in the same period of 2003 as a result of mortgage activity fueled by historically low interest rates, our continued success in obtaining new market share and increasing organic growth by $10.8 million and increasing national and major mortgage accounts by $5.5 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

     Consumer services revenue increased $700,000, or 21.2%, from $3.3 million in the six months ended June 30, 2002 to $4.0 million in the same period of 2003 as a result of an increase in market share and new products and services.

     Other services revenue increased $300,000, or 18.8%, from $1.6 million in the six months ended June 30, 2002 to $1.9 million in the same period of 2003. This increase in resident and employment screening services was a result of the development of new customers.

     Cost of services are direct operational costs and consist of data costs, salaries, and telecommunications costs. Total cost of services increased $8.5 million, or 55.6%, from $15.3 million in the six months ended June 30, 2002 to $23.8 million in the same period of 2003. These costs are primarily variable costs, which tend to fluctuate with changes in revenue. Although these costs tend to remain fairly consistent as a percentage of revenue, during the six months ended June 30, 2003, our cost of services decreased as a percentage of revenue as a result of the lower data and salary costs discussed below. As a percentage of revenue, cost of services decreased from 55.3% in the six months ended June 30, 2002 to 53.0% in the same period of 2003.

     Mortgage cost of services increased $7.7 million, or 63.6%, from $12.1 million in the six months ended June 30, 2002 to $19.8 million in the same period of 2003. As a percentage of revenue, mortgage cost of services decreased from 53.3% in the six months ended June 30, 2002 to 50.8% in the same period of 2003 as a result of lower data costs and our ability to use our technology to reduce salary costs.

     Consumer cost of services increased $600,000 or 30.0%, from $2.0 million in the six months ended June 30, 2002 to $2.6 million in the same period of 2003. As a percentage of revenue, these costs increased from 60.8% in the six months ended June 30, 2002 to 65.0% in the same period of 2003. This increase was primarily due to the mix of new services.

     Other cost of services increased $200,000, or 16.7%, from $1.2 million in the six months ended June 30, 2002 to $1.4 million in the same period of 2003 and decreased as a percentage of revenue from 73.5% in the six months ended June 30, 2002 to 71.9% in the same period of 2003 as a result of reduced salary costs.

     Selling, general and administrative expenses increased $1.8 million, or 29.0%, from $6.2 million in the six months ended June 30, 2002 to $8.0 million in the same period of 2003. As a percentage of revenue, these costs decreased from 22.7% to 17.8%, a 4.9% decrease due to our ability to increase sales without additional cost in corporate salaries and tech center communications costs, thereby allowing us to reduce proportionately our selling, general and administrative expenses. There were selling, general and administrative costs of $279,000 related to the proposed merger with Kroll, Inc.

     Depreciation and amortization increased $400,000 or 20.0%, from $2.0 million in the six months ended June 30, 2002 to $2.4 million in the same period of 2003. This increase was due to depreciation and amortization on hardware and software upgrades to our technology center totaling $149,000. Also contributing to the increase in amortization are our license agreements to sell Experian information, which increased $220,000. The $31,000 balance of the increase was due to amortization on newly acquired intangibles from acquisitions in the first and second quarters of 2002.

     Acquisition consolidation costs decreased $115,000, from $115,000 in the six months ended June 30, 2002 to $0 in the same period 2003. We completed all such activities in 2002.

     Interest expense decreased $216,000, or 28.0%, from $771,000 in the six months ended June 30, 2002 to $555,000 in the same period of 2003.

     Income tax expense was $1.3 million in the six months ended June 30, 2002 compared to $4.2 million in the same period of 2003. Our effective tax rate was 38.5% and 40.4% for the six months ended June 30, 2002 and 2003, respectively. This increase was due to the change in our graduated tax rates and an increase in our state tax provision.

     As a result of the foregoing factors, net income in the six months ended June 30, 2003 was $6.2 million, or $0.97 per diluted share, compared to $2.1 million, or $0.34 per diluted share, in the same period of 2002.

     Our EBITDA (earnings before interest, taxes, depreciation, and amortization) was $13.4 million in the six months ended June 30, 2003 compared to $6.2 million in the same period of 2002, a $7.2 million, or a 116.1% increase over 2002. EBITDA should not be considered as an alternative to net income, an indicator of operating performance, an alternative to cash flow, a measure of liquidity, or an ability to service debt obligations. EBITDA is not in accordance with, or superior to, accounting principles generally accepted in the United States, but it provides additional information for evaluating our operating performance. Management internally uses EBITDA to analyze the performance of its business segments. Many analysts also use EBITDA as an analytical tool. EBITDA is also a component of certain financial ratios used in our credit agreements. Therefore, we believe EBITDA is a useful financial metric for evaluating our business.

EBITDA Reconciliation	Six Months Ended June 30,
	2002	2003

Net income	$2,077,828	$6,186,967
Add back:
Interest expense	770,696	555,216
Income tax expense	1,301,952	4,198,894
Depreciation and amortization	2,041,629	2,456,402

EBITDA	$6,192,105	$13,397,479

Liquidity and Capital Resources

     We had a cash balance of $13.0 million at June 30, 2003. As of June 30, 2003, we had working capital totaling $7.8 million. On April 30, 2002, we renewed our $10.0 million credit facility agreement with our bank whereby we entered into a $6.0 million line of credit and converted the existing $1.7 million balance on our line of credit into a new $4.0 million term loan and modified its terms. The term loan requires monthly principal payments of $83,333, through April 30, 2006 with interest at the floating rate or Eurodollar rate of 4.1% at June 30, 2003. Our $6.0 million line of credit bears interest at the floating rate or Eurodollar rate as defined in the agreement of 4.1% at June 30, 2003. Principal and unpaid interest is due June 30, 2004. The line of credit and the term loan are collateralized by substantially all of our assets. The credit line requires us to meet certain financial restrictive covenants, all of which were met as of June 30, 2003, including the following:

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

Contractual Commitments and Commercial Commitments

     The following table sets forth a summary of our contractual obligations and commercial commitments as of June 30, 2003:

				Experian
Period Ending	Line of	Long-Term	Capital	Capital Lease	Operating
June 30,	Credit	Debt	Leases	Agreements	Leases	Total

				(in thousands)
2003 (6 months)	$—	$1,405	$241	$1,656	$806	$4,108
2004	—	1,978	233	3,361	1,615	7,187
2005	—	1,190	44	2,031	1,299	4,564
2006	—	334	—	89	1,097	1,520
2007	—	—	—	—	1,119	1,119
Thereafter	—	—	—	—	10,794	10,794

Total	—	4,907	518	7,137	16,730	29,292
Less capitalized interest	—	—	32	743	—	775

Net	$—	$4,907	$486	$6,394	$16,730	$28,517

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this statement on January 1, 2002 did not have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after June 30, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard did not have any immediate effect on our consolidated financial statements.

     In November 2002, the FASB issued interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. This statement did not have any effect on the Company’s consolidated financial statements as of June 30, 2003.

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

     In May 2003, the FASB issued SFAS no. 150, “Accounting for Certain Financial Instruments, with Characteristics of Both Liabilities and Equity,” which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been classified as equity, as a liability (or as an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     As of June 30, 2003, our notes payable to corporations and individuals totaling $2.2 million bore interest at fixed rates ranging from 5.0% to 12.0%. Our Experian capital lease agreements totaling $6.4 million are discounted at a fixed rate of interest of 10.0%, and our other capital lease obligations totaling $518,000 are discounted at fixed rates of interest ranging from 8.1% and 10.7%.

     Our senior bank debt totaling $2.8 million carries a variable rate of interest which was 4.1% on June 30, 2003.

     We are also exposed to some market risk through interest rates related to our cash and cash equivalents balances of $13.0 million. These funds are generally invested in money market funds with short maturities.

     We believe that fluctuations in interest rates on our debt obligations and our cash and cash equivalents in the near term will not materiality affect our operating results, financial position, or cash flows.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting are adequate and effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

     During the period covered by this report, there have been no significant changes in our internal controls over financial reporting, or in other factors which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On June 27, 2003, a shareholder of Factual Data filed a lawsuit against Factual Data and its directors in the District Court for the County of Larimer, Colorado, William Troxler v. Factual Data Corporation [sic], Jerald H. Donnan, Todd A. Neiberger, Robert J. Terry, J. Barton Goodwin, Daniel G. Helle, Abdul H. Rajput and James N. Donnan. The plaintiff alleges, among other things, that the individual defendants engaged in self-dealing in connection with the approval of the merger agreement and the merger. The plaintiff also claims the individual defendants obtained benefits not shared by the plaintiff, and that they breached their fiduciary duties of care, loyalty, candor and independence owed under Colorado law to Factual Data’s public shareholders. The plaintiff further alleges that Factual Data aided and abetted the other defendants’ breaches of fiduciary duty. The plaintiff seeks certification of the case as a class action, and preliminary and permanent injunctive relief declaring that the proposed merger agreement is unlawful and unenforceable. The plaintiff also seeks an order enjoining consummation of the agreement, and an order directing the defendants to exercise their fiduciary duties to obtain a transaction in the best interests of Factual Data shareholders, and that they arrange to rescind any implemented terms of the proposed transaction. Finally, the plaintiff demands that the court impose a trust on any benefits received by the defendants, and award attorneys’ fees and costs. On July 17, 2003, Factual Data and its directors filed a motion to dismiss the lawsuit based on the plaintiff’s lack of standing and his failure to state a claim for relief. On July 23, 2003 the plaintiff filed a motion for expedited discovery. The defendants filed a brief in opposition to this motion. On July 31, 2003, the plaintiff amended his complaint to include monetary damages based on alleged self-dealing and various alleged breaches of fiduciary duties by the defendants. The defendants intend to file an amended motion to dismiss the amended complaint.

     Factual Data’s board of directors believes that they have met and will continue to meet their fiduciary obligations. Factual Data and its directors believe the suit is completely without merit and intend to contest it vigorously.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Factual Data has agreed to be acquired by Kroll, Inc. as disclosed in Factual Data’s Report on Form 8-K filed June 24, 2003. Information concerning the proposed acquisition is contained in Factual Data’s definitive proxy statement, filed with the Securities and Exchange Commission on July 21, 2003, relating to a special meeting of shareholders to be held on August 21, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits — The following exhibits are filed herewith:

Exhibit Number 31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number 31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number 32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number 32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 16, 2003, under Items 7 and 9, we announced that we would release first quarter earnings before the opening of regular market trading on April 24, 2003. We also scheduled an earnings conference call to be held on April 24, 2003.

On April 24, 2003, under Items 7 and 9, we released the results of our operations for the quarter ended March 31, 2003.

On June 24, 2003, under Items 5 and 7, we announced that we had signed a definitive agreement to be acquired by Kroll, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2003

FACTUAL DATA CORP. (Registrant)

/s/ J.H. Donnan J.H. Donnan Chief Executive Officer (Principal Executive Officer)

/s/ Todd A. Neiberger Todd A. Neiberger Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.